Form 10-Q
period 1995-01-31
KIT MANUFACTURING CO
filed 1995-03-14
CIK 56151

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934


For Quarter Ended January 31, 1995             Commission file number 2-31520



                                KIT MANUFACTURING COMPANY
- - -------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)



         California                                        95-1525261

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


      530 East Wardlow Road, P.O. Box 848,  Long Beach, California  90801
              (Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code         (310) 595-7451

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X  .  No   .

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of January 31, 1995.

                                   1 of 12 Pages

                                       PART I

                                FINANCIAL INFORMATION

                           KIT MANUFACTURING COMPANY
                             STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)


                                                   Three Months Ended
                                                       January 31,
                                                   1995          1994


Sales                                              $21,851      $15,301
                                               -----------   ----------

Costs and expenses

         Cost of Sales                              19,643       13,403

         Selling, general and

            administrative expense                   1,793        1,449

         Interest income, net                          (29)         (17)
                                                -----------   ----------
                                                     21,407       14,835
                                                -----------   ----------
Income before income taxes                              444          466

Provision for income taxes

         (Note A)                                       182          191
                                                -----------   ----------
Net income                                             $262         $275
                                                ===========   ==========
Weighted average shares outstanding

         (Note B)                                  1,110,934   1,383,041
                                                ============  ==========

Net income per share

         (Note B)                                      $0.24       $0.20
                                                ============  ==========

Dividends per share                                $   -       $   -
                                                ============  ==========

The accompanying notes are an integral part of these financial statements

                         KIT MANUFACTURING COMPANY
                              BALANCE SHEETS
                           (Dollars in thousands)


                                               January 31,      October 31,
                                                  1995              1994
                                               -----------      -----------
ASSETS                                         (Unaudited)


         Cash and cash investments                 $1,409            $4,625
         Accounts receivable, net                   5,606             5,564
         Notes and other receivables                  547               577
         Inventories:
             Raw materials                          3,141             2,317
             Work in process                        1,026             1,038
             Finished goods                         2,683               737
                                               ----------         ---------
               Total inventories                    6,850             4,092
         Prepaids and deferred income taxes         1,325             1,190
                                               ----------         ---------
               Total current assets                15,737            16,048
         Property, Plant & Equipment, net           5,770             5,762
         Other Assets                                 124                81
                                               ----------         ---------
               Total Assets                       $21,631           $21,891
                                               ==========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY

         Notes payable to bank                       $700
         Accounts Payable                           3,514            $4,486
         Accrued Payroll and Related Items          1,518             2,005
         Accrued Marketing Programs                   760               592
         Accrued Expenses                           1,204             1,185
         Income Taxes Payable                         208               158
                                                ---------          --------
               Total Current Liabilities            7,904             8,426
         Deferred Income Taxes                      1,308             1,308
                                                ---------          --------
               Total Liabilities                    9,212             9,734
                                                ---------          --------

         Commitments and Contingencies
         Shareholders' Equity:

         Common Stock and additional paid-in capital,
          issued and outstanding 1,110,934 shares in
          1995 and 1994 (Note B)                    1,592             1,592
         Retained earnings:
            Balance at beginning of period         10,565             8,674
            Net income for period                     262             1,891
                                                ---------          --------
            Balance at end of period               10,827            10,565
                                                ---------          --------
                 Total shareholders' equity        12,419            12,157
                                                ---------          --------
                 Total liabilities and
                   shareholders' equity           $21,631           $21,891
                                                =========          ========

   The accompanying notes are an integral part of these financial statements

                         KIT MANUFACTURING COMPANY
                         STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                For the three months ended
                                                       January 31,
                                                  1995              1994
                                              ------------       -----------
Cash flows from operating activities:
      Cash received from customers                 $21,840           $14,327
      Interest received                                 37                47
                                              ------------       -----------
      Cash received from operations                 21,877            14,374
                                              ------------       -----------

      Cash paid to suppliers and employees          25,332            20,103
      Interest paid                                      8                30
      Income taxes paid                                132                32
                                              ------------       -----------
      Cash disbursed for operations                 25,472            20,165
                                              ------------       -----------
Net cash used in operating activities              (3,595)           (5,791)
                                              ------------       -----------
Cash flows from investing activities:

      Purchase of property, plant and equipment      (181)            (1,143)
      Changes in other current and non-current
          assets                                     (140)              (242)
                                              ------------        -----------
Net cash used in investing activities                (321)            (1,385)
                                              ------------        -----------
Cash flows from financing activities:

      Funds used to repurchase common stock                           (3,615)
      Proceeds from line-of-credit borrowings          700              6,400
      Principal payments on line-of-credit                            (2,000)
      borrowings                              ------------         ----------
Net cash provided by financing activities              700                785
                                              ------------         ----------
Net decrease in cash                               (3,216)            (6,391)
Cash at beginning of year                            4,625              8,484
                                              ------------         ----------
Cash at end of period                               $1,409             $2,093
                                              ============         ==========

Reconciliation of net income to net cash used in operating activities:

Net income                                            $262               $275
                                               -----------          ---------
Adjustments to reconcile net income
to net cash used in operating activities:

    Depreciation                                       136                 92
    Increase in accounts receivable                   (11)              (974)
    Increase in inventories                        (2,758)            (5,040)
    Decrease in accounts payable                   (1,275)              (304)
    Increase in income taxes payable                    50                160
                                               -----------           --------
Net cash used in operating activities             ($3,595)           ($5,791)
                                               ===========           ========

   The accompanying notes are an integral part of these financial statements

                           KIT MANUFACTURING COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A -    The provision or benefit for income taxes is
calculated using the Company's estimated annual effective tax rate.

Note B -    Per share amounts are based on the weighted average
number of common shares outstanding. Common stock equivalents have not been included in the computations because their effect would not be dilutive.

Note C -    During the period reported on, there were no sales of securities.

Note D -    In the opinion of management, all material adjustments which are necessary for a fair statement of financial position, results of operations and cash flows have been included in these financial statements.

Note E -    The results of the period are not necessarily indicative of annual results due to seasonality of the business.

Note F -    Financial information contained herein is unaudited.

Note G -    The Company is contingently liable to various financial
institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon default by a dealer with a financing institution and then resold through normal distribution channels. In addition, the Company is contingently liable to financial institutions for letters of credit which were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducts manufacturing operations.

Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

Note H -    During the first quarter of fiscal 1994, the Company repurchased
361,455 shares of common stock for $10.00 per share from the family of one of the founders of KIT who died in 1989.

                          KIT MANUFACTURING COMPANY
          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations

FINANCIAL CONDITION - JANUARY 31, 1995 COMPARED TO OCTOBER 31, 1994

Under first quarter market conditions, the Company borrows on its line of credit to increase inventory levels to provide for anticipated second quarter seasonal sales increases. Because of this, the Company's working capital increased $211,000 due to an increase in inventories and a decrease in current liabilities. The current ratio remained at 2.0:1 at January 31, 1995 in comparison to 1.9:1 at October 31, 1994.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1995 COMPARED TO QUARTER ENDED JANUARY 31, 1994

Total sales for the quarter ended January 31, 1995 were $21,851,000, a 43 percent increase from sales of $15,301,000 for the same quarter of the prior year. The increase consisted of a 52 percent increase in manufactured housing sales and a 39 percent increase in recreational vehicle sales. RV sales in the Midwestern region have seen a significant increase in consumer demand for the entry-level RV product. The Western region recreational vehicle sales are up due to increased demand in both the low-end and mid-price point markets. The manufactured housing sales increase was primarily the result of the gain in manuafacturing capacity from the new production facility in Caldwell, Idaho.

Cost of sales increased 47 percent from the same quarter of the prior year due to the 43 percent increase in sales volume, and increased more than two percent as a percent of sales. The decline in gross profit margins is chiefly attributed to increases in production costs at the new production facility not offset by increases in product sales prices.

Selling, general and administrative expenses increased 24 percent over the same quarter of the prior year, however, declined one percent as a percent of sales. The decrease was due in large part to stringent cost saving measures instituted by the Company in the areas of marketing and administrative expenses.

Net interest income for the current quarter increased 68 percent from the same quarter of the prior year. This was a consequence of a significant decrease in the average net short-term borrowings. In the first quarter of 1994, the Company used its available cash to expand its plant facilities and repurchase its common stock thereby increasing its average short-term borrowings.

Net income for the three months ended January 31, 1995 was $262,000, or $0.24 per share, compared to net income of $275,000, or $0.20 per weighted average share, for the same quarter of the prior year.

                                    PART II

                               OTHER INFORMATION


                                  Item 6 (a).

                       See Index to Exhibits on page 10.


                                  Item 6 (b).

       Form 8-K was not required to be filed during the quarter ended January 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KIT MANUFACTURING COMPANY
                                     ---------------------------------
                                               (Registrant)



DATE:  March 13, 1995                By: /s/ Dan Pocapalia
                                         -----------------------------
                                         Dan Pocapalia
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)



DATE:  March 13, 1995                 By: /s/ Dale J. Gonzalez
                                          -----------------------------
                                          Dale J. Gonzalez
                                          Senior Vice President and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

                               KIT MANUFACTURING COMPANY
                                    INDEX TO EXHIBITS


Item:

         (2)     Plan of acquisition, reorganization,
                 arrangement, liquidation or succession       Not applicable

         (4)     Instruments defining the rights of security
                 holders, including indentures                Not applicable

         (11)    Statement re computation of per share
                 earnings                                     Not applicable

         (15)    Letter re unaudited interim financial
                 information                                  Not applicable

         (18)    Letter re change in accounting principles    Not applicable

         (19)    Previously unfiled documents                 Not applicable

         (20)    Report furnished to security holders         Not applicable

         (23)    Published report regarding matters
                 submitted to vote of security holders        Not applicable

         (24)    Consents of experts and counsel              Not applicable

         (25)    Power of attorney                            Not applicable

         (27)    Financial Data Schedule

         (28)    Additional exhibits                          Not applicable