Form 10-Q
period 1995-04-30
KIT MANUFACTURING CO
filed 1995-06-07
CIK 56151

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


       For Quarter Ended April 30, 1995      Commission file number 2-31520



                              KIT MANUFACTURING COMPANY
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of April 30, 1995.

                             Index to Exhibits - Page 11

                                    1 of 11 Pages
- --------------------------------------------------------------------------------

                                       PART I

                                FINANCIAL INFORMATION
























                                        - 2 -
- --------------------------------------------------------------------------------

                                        KIT MANUFACTURING
                                       STATEMENTS OF INCOME
                          (Dollars in Thousands Except Per Share Amounts)
                                            (Unaudited)
                                        Three Months Ended       Six Months Ended
                                                April 30,              April 30,
                                         1995        1994        1995        1994
 Sales                                   $26,425    $24,996    $48,276     $40,297


 Costs and expenses
          Cost of sales                   23,662     22,071     43,305      35,474
          Selling, general and
             administrative                2,142      2,272      3,935       3,721
                                          ------     ------     ------      ------
                                          25,804     24,343     47,240      39,195

 Operating income                            621        653      1,036       1,102

 Other income (expense)
  Proceeds from business interruption claim  501                   501
          (Note I)
  Interest income (expense), net              14        (43)        43         (26)
                                          ------     ------     ------      ------
   Income before income taxes              1,136        610      1,580       1,076

   Provision for income taxes
          (Note A)                           462        255        644         446
                                          ------     ------     ------      ------

   Net income                               $674       $355       $936        $630
                                          ======     ======     ======      ======

   Weighted average shares outstanding
          (Note B)                     1,110,934   1,110,93  1,110,934   1,245,476
                                       =========   ========  =========   =========

   Net income per share
          (Note B)                         $0.61      $0.32      $0.84       $0.51
                                           =====      =====      =====       =====

   Dividends per share                    $    -     $    -     $    -      $    -
                                          ======     ======     ======      ======







      The accompanying notes are an integral part of these financial statements
                                         -3-

- --------------------------------------------------------------------------------

                          KIT MANUFACTURING COMPANY
                                BALANCE SHEETS
                            (Dollars in thousands)
                                                                April      October
                                                                 1995       1994
   ASSETS                                                    (Unaudited)
          Cash and cash                                          $1,000     $4,625
          Accounts receivable, net                                6,334      5,564
          Notes and other receivables                               375        577
          Inventories:
              Raw materials                                       3,629      2,317
              Work in process                                     1,096      1,038
              Finished goods                                      3,956        737
                                                                 ------     ------
                Total inventories                                 8,681      4,092
          Prepaids and deferred income                            1,212      1,190
                                                                 ------     ------
                Total current assets                             17,602     16,048
          Property, plant and equipment                           5,848      5,762
          Other assets                                              149         81
                                                                 ------     ------
                Total assets                                    $23,599    $21,891
                                                                 ======     ======

   LIABILITIES AND SHAREHOLDERS'
          Note payable to bank                                   $1,100
          Accounts payable                                        4,809     $4,486
          Accrued payroll and related                             1,786      2,005
          Accrued marketing programs                                140        592
          Accrued expenses                                        1,050      1,185
          Income taxes payable                                      313        158
                                                                 ------     ------
                Total current liabilities                         9,198      8,426
          Deferred income taxes                                   1,308      1,308
                                                                 ------     ------
                Total liabilities                                10,506      9,734

          Commitments and contingencies

          Shareholders' equity
          Common stock and additional paid-in capital,
              issued and outstanding 1,110,934 shares             1,592      1,592
          Retained earnings:
             Balance at beginning of period                      10,565      8,674
             Net income for period                                  936      1,891
                                                                 ------     ------
             Balance at end of period                            11,501     10,565
                                                                 ------     ------
                  Total shareholders' equity                     13,093     12,157
                                                                 ------     ------
          Total liabilities and shareholders' equity            $23,599    $21,891
                                                                 ======     ======




      The accompanying notes are an integral part of these financial statements
                                         -4-

- --------------------------------------------------------------------------------

                          KIT MANUFACTURING COMPANY
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)
                                                               For the six months
                                                                    April 30,

                                                                1995        1994
 Cash flows from operating activities:
           Cash received from customers                        $47,708     $37,015
           Interest received                                        59          70
                                                                ------      ------
           Cash received from operations                        47,767      37,085
                                                                ------      ------
           Cash paid to suppliers and employees                 52,040      43,524
           Interest paid                                            16          95
           Income taxes paid                                       487         363
                                                                ------      ------
           Cash disbursed for operations                        52,543      43,982
                                                                ------      ------
   Net cash used in operating activities                        (4,776)     (6,897)
                                                                ------      ------
 Cash flows from investing activities:
          Purchase of property, plant and equipment               (398)       (355)
          Changes in other current and non-current assets          (52)     (1,762)
                                                                ------      ------
   Net cash used in investing activities                          (450)     (2,117)
                                                                ------      ------
 Cash flows from financing activities:
           Funds used to repurchase common stock                           (3,615)
           Proceeds from business interruption claim               501
           Proceeds from line-of-credit borrowings               2,100       9,500
           Principal payments on line-of-credit borrowings      (1,000)     (4,300)
                                                                ------      ------
   Net cash provided by financing activities                     1,601       1,585
                                                                ------      ------
   Net decrease in cash                                         (3,625)     (7,429)
   Cash at beginning of year                                     4,625       8,484
                                                                ------      ------
   Cash at end of period                                        $1,000      $1,055
                                                                ======      ======
- ----------------------------------------------------------------------------------
 Reconciliation of net income to net cash used in operating activities:

   Net income                                                     $936        $630

 Adjustments to reconcile net income to net cash
 used in operating activities:
  Proceeds from business interruption claim                       (501)
  Depreciation                                                     275         199
  Increase in accounts receivable                                 (568)     (3,282)
  Increase in inventories                                       (4,589)     (4,843)
  (Decrease)increase in accounts payable and accrued liabilities  (485)        316
  Increase in income taxes payable                                 156          83
                                                                ------       ------
  Net cash used in operating activities                        ($4,776)     ($6,897)
                                                                ======       ======


      The accompanying notes are an integral part of these financial statements
                                         -5-

- --------------------------------------------------------------------------------

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

   Note I - During the second quarter of fiscal 1995, the Company received $501,000 in insurance proceeds on a business interruption claim relative to the 1992 tornado damage at the McPherson, Kansas manufactured housing facility.






                                        -  6 -
- --------------------------------------------------------------------------------

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        FINANCIAL CONDITION -APRIL 30, 1995 COMPARED TO OCTOBER 31, 1994

        Under second quarter market conditions, the Company borrowed on its line of credit to increase inventory levels to provide for anticipated second quarter seasonal sales. The Company's working capital increased $458,000 due primarily to an increase in inventories and an increase in accounts receivable due to an increase in sales. The current ratio decreased to 1.8:1 at April 30, 1995 in comparison to 1.9:1 at October 31, 1994.

        The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

        RESULTS OF OPERATIONS - QUARTER ENDED APRIL 30, 1995 COMPARED TO QUARTER ENDED APRIL 30, 1994

        Total sales for the quarter ended April 30, 1995 were $26,425,000, a six percent increase from sales of $24,996,000 for the same quarter of the prior year. The increase consisted of a nine percent decrease in manufactured housing sales and a 11 percent increase in recreational vehicle sales. RV sales saw an increase as a result of demand for the entry-level RV product. However, Western regional RV sales are down due to a general economic slow-down during the normally high volume second quarter selling season. The manufactured housing sales decrease was the result of a general slowing in the housing market in the Northwestern sales region, including site built and manufactured homes, as well as an increase in consumer interest rates which negatively affect sales of high-end homes.

        Cost of sales increased seven percent from the same quarter of the prior year due primarily to the six percent increase in sales volume, and increased less than two percent as a percent of sales. The decline in gross profit margins is chiefly attributed to production costs at our new manufactured housing production facility and sales of lower margin recreational vehicles.

        Selling, general and administrative expenses decreased six percent over the same quarter of the prior year and declined one percent as a percent of sales. The decrease was due in large part to cost saving measures instituted by the Company in the areas of marketing and administrative expenses.

        Net interest income for the current quarter as opposed to net interest expense in the same quarter of the prior year, increased 132 percent. This was a consequence of a significant decrease in the average net short-term borrowings. In the first quarter of 1994, the Company used its available cash to expand its plant facilities and repurchase its common stock thereby increasing its average short-term borrowings.

        Net income for the three months ended April 30, 1995 was $674,000, or $0.61 per share, compared to net income of $355,000, or $0.32 per weighted average share, for the same quarter of the prior year. Net income for the quarter ended April 30, 1995 included an after tax gain on a business interruption claim of $301,000, or $0.27 per share.

                                          -7-
- --------------------------------------------------------------------------------

        RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1995 COMPARED TO SIX MONTHS ENDED APRIL 30, 1994

        Total sales for the six months ended April 30, 1995 were $48,276,000, a 20 percent increase from sales of $40,297,000 for the same quarter of the prior year. The increase consisted of a 17 percent increase in manufactured housing sales and a 21 percent increase in recreational vehicle sales. RV sales in the Midwestern region saw an increase as a result of consumer demand for our entry-level RV product. The Western region recreational vehicle sales are up for the six months due to increased demand in both the low-end and mid-price point markets. However, the Western sales region has experienced a decline in sales during the normally high volume second quarter selling season primarily due to a general slowdown in economic conditions which has curbed retail buying. The manufactured housing sales increase was chiefly the result of an increase in manufacturing capacity from the new production facility in Caldwell, Idaho. However, during the latter half of the six month period, sales of manufactured homes have declined due to a general slowing in the housing market, including site built and manufactured homes. In addition, increases in consumer interest rates, negatively affected sales of high-end homes.

        Cost of sales increased 22 percent from the same period of the prior year due principally to the 20 percent increase in sales volume, and increased less than two percent as a percent of sales. The decline in gross profit margins is chiefly attributed to production costs at the new manufactured housing production facility not offset by an increase in sales and increased sales of lower margin recreational vehicles.

        Selling, general and administrative expenses increased six percent over the same period of the prior year due to the increase in unit sales but declined one percent as a percent of sales. The decrease was due in large part to cost saving measures instituted by the Company in the areas of marketing and administrative expenses.

        Net interest income for the current quarter as opposed to net interest expense in the same period of the prior year, increased 265 percent. This was a consequence of a significant decrease in the average net short-term borrowings. In the first six months of 1994, the Company used its available cash to expand its plant facilities and repurchase its common stock thereby increasing its average short-term borrowings.

        Net income for the six months ended April 30, 1995 was $936,000, or $0.84 per share, compared to net income of $630,000, or $0.51 per weighted average share, for the same period of the prior year. Net income for the six months ended April 30, 1995 included an after-tax gain from a business interruption claim of $301,000, or $0.27 per share.




                                          -8-
- --------------------------------------------------------------------------------

                                       PART II

                                   OTHER INFORMATION


                                      Item 6 (a).

                           See Index to Exhibits on page 11.


                                      Item 6 (b).



         Form 8-K was not required to be filed during the quarter ended April
                                       30, 1995.













                                         - 9 -
- --------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934,

        the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                KIT MANUFACTURING COMPANY
                                                      (Registrant)



        DATE June 6, 1995            /s/ Dan Pocapalia
             ------------            -------------------------------------
                                     Dan Pocapalia
                                     Chairman of the Board,
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)



        DATE June 6, 1995            /s/ Dale J. Gonzalez
             ------------            --------------------------------------
                                     Dale J. Gonzalez
                                     Senior Vice President and Treasurer
                                     (Principal Financial and Accounting Officer













                                -10-
- --------------------------------------------------------------------------------

                            KIT MANUFACTURING COMPANY
                               INDEX TO EXHIBITS


       Item:

              (27)  Financial Data Schedule






























                                      -11-
- --------------------------------------------------------------------------------