Form 10-Q
period 1995-07-31
KIT MANUFACTURING CO
filed 1995-09-12
CIK 56151

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


       For Quarter Ended July 31, 1995      Commission file number 2-31520



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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of July 31, 1995.

                             Index to Exhibits - Page 11

                                    1 of 11 Pages
--------------------------------------------------------------------------------

                                       PART I

                                FINANCIAL INFORMATION
























                                        - 2 -
--------------------------------------------------------------------------------

                                        KIT MANUFACTURING
                                       STATEMENTS OF INCOME
                          (Dollars in Thousands Except Per Share Amounts)
                                            (Unaudited)
                                        Three Months Ended       Six Months Ended
                                                July 31,              July 31,
                                         1995        1994        1995        1994
 Sales                                   $27,537    $26,383    $75,813     $66,680


 Costs and expenses
          Cost of sales                   25,236     23,460     68,541      58,934
          Selling, general and
          administrative expenses          2,027      2,254      5,965       5,976
                                          ------     ------     ------      ------
                                          27,263     25,714     74,506      64,910

 Operating income                            274        669      1,307       1,770

 Other income (expense)
  Proceeds from business interruption claim  200                   701
          (Note I)
  Interest income (expense), net              (7)       (35)        36         (60)
                                          ------     ------     ------      ------
   Income before income taxes                467        634      2,044       1,710

   Provision for income taxes
          (Note A)                           194        260        838         706
                                          ------     ------     ------      ------

   Net income                               $273       $374      $1,206      $1,004
                                          ======     ======      ======      ======

   Weighted average shares outstanding
          (Note B)                     1,110,934   1,110,93   1,110,934   1,200,297
                                       =========   ========   =========   =========

   Net income per share
          (Note B)                         $0.25      $0.34      $1.09       $0.84
                                           =====      =====      =====       =====

   Dividends per share                    $    -     $    -     $    -      $    -
                                          ======     ======     ======      ======







      The accompanying notes are an integral part of these financial statements
                                         -3-

--------------------------------------------------------------------------------

                          KIT MANUFACTURING COMPANY
                                BALANCE SHEETS
                            (Dollars in thousands)
                                                                 July     October
                                                                 1995       1994
   ASSETS                                                    (Unaudited)
          Cash and cash                                          $  809     $4,625
          Accounts receivable, net                                7,691      5,564
          Notes and other receivables                                67        577
          Inventories:
              Raw materials                                       3,474      2,317
              Work in process                                     1,211      1,038
              Finished goods                                      2,570        737
                                                                 ------     ------
                Total inventories                                 7,255      4,092
          Prepaids and deferred income                            1,586      1,190
                                                                 ------     ------
                Total current assets                             17,408     16,048
          Property, plant and equipment                           6,058      5,762
          Other assets                                               97         81
                                                                 ------     ------
                Total assets                                    $23,563    $21,891
                                                                 ======     ======

   LIABILITIES AND SHAREHOLDERS'
          Note payable to bank                                   $1,000
          Accounts payable                                        3,666     $4,486
          Accrued payroll and related                             2,005      2,005
          Accrued marketing programs                                615        592
          Accrued expenses                                        1,095      1,185
          Income taxes payable                                      511        158
                                                                 ------     ------
                Total current liabilities                         8,992      8,426
          Deferred income taxes                                   1,308      1,308
                                                                 ------     ------
                Total liabilities                                10,200      9,734

          Commitments and contingencies

          Shareholders' equity
          Common stock and additional paid-in capital,
              issued and outstanding 1,110,934 shares             1,592      1,592
          Retained earnings:
             Balance at beginning of period                      10,565      8,674
             Net income for period                                1,206      1,891
                                                                 ------     ------
             Balance at end of period                            11,771     10,565
                                                                 ------     ------
                  Total shareholders' equity                     13,363     12,157
                                                                 ------     ------
          Total liabilities and shareholders' equity            $23,563    $21,891
                                                                 ======     ======




      The accompanying notes are an integral part of these financial statements
                                         -4-

--------------------------------------------------------------------------------

                          KIT MANUFACTURING COMPANY
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)
                                                           For the nine months ended
                                                                    July 31,
                                                           -------------------------
                                                                1995        1994
 Cash flows from operating activities:                          ----        ----
           Cash received from customers                        $74,392     $63,672
           Interest received                                        75          77
                                                                ------      ------
           Cash received from operations                        74,467      63,749
                                                                ------      ------
           Cash paid to suppliers and employees                 77,998      65,100
           Interest paid                                            39         138
           Income taxes paid                                       809         387
                                                                ------      ------
           Cash disbursed for operations                        78,846      65,625
                                                                ------      ------
   Net cash used in operating activities                        (4,379)     (1,876)
                                                                ------      ------
 Cash flows from investing activities:
          Purchase of property, plant and equipment               (764)       (629)
          Changes in other current and non-current assets         (374)       (154)
                                                                ------      ------
   Net cash used in investing activities                        (1,138)       (783)
                                                                ------      ------
 Cash flows from financing activities:
           Funds used to repurchase common stock                             (3,615)
           Proceeds from business interruption claim               701
           Proceeds from line-of-credit borrowings               2,800       9,500
           Principal payments on line-of-credit borrowings      (1,800)     (9,500)
                                                                ------      ------
   Net cash provided by (used in)financing activities            1,701      (3,615
                                                                ------      ------
   Net decrease in cash                                         (3,816)     (6,274)
   Cash at beginning of year                                     4,625       8,484
                                                                ------      ------
   Cash at end of period                                        $  809      $2,210
                                                                ======      ======
----------------------------------------------------------------------------------
 Reconciliation of net income to net cash used in operating activities:

   Net income                                                   $1,206      $1,004
 Adjustments to reconcile net income to net cash
 used in operating activities:
  Proceeds from business interruption claim                       (701)
  Depreciation                                                     431         338
  Increase in accounts receivable                               (1,616)     (3,009)
  Increase in inventories                                       (3,163)     (1,153)
  (Decrease)increase in accounts payable and accrued liabilities  (565)        625
  Increase in income taxes payable                                  29         319
                                                                ------       ------
  Net cash used in operating activities                        ($4,379)     ($1,876)
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

   Note I - During the second quarter of fiscal 1995, the Company received $501,000 in insurance proceeds on a business interruption claim relative to the 1992 tornado damage at the McPherson, Kansas manufactured housing facility and during the third quarter the Company received an additional $200,000 in insurance proceeds from the same business interruption claim.





                                        -  6 -
--------------------------------------------------------------------------------

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        FINANCIAL CONDITION - JULY 31, 1995 COMPARED TO OCTOBER 31, 1994

        Under third quarter market conditions, the Company continued to borrowed on its line of credit to maintain inventory levels to provide for the third quarter increase in sales. The Company's working capital increased $894,000 due primarily to an increase in inventories and an increase in accounts receivable due to an increase in sales. The current ratio was 1.9:1 at April 30, 1995 and at October 31, 1994.

        The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

        RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1995 COMPARED TO QUARTER ENDED JULY 31, 1994

        Total sales for the quarter ended July 31, 1995 were $27,537,000, a four percent increase from sales of $26,383,000 for the same quarter of the prior year. The increase consisted of a ten percent increase in manufactured housing sales and a two percent increase in recreational vehicle sales. RV sales saw an increase as a result of demand for the entry-level Sportmaster product. However, Western regional RV sales are down due to lackluster retail sales causing dealers to adjust their inventories. Manufactured housing sales are experiencing competitive pricing pressures resulting in lower margins and rising selling costs.

        Cost of sales increased eight percent from the same quarter of the prior year due primarily to the four percent increase in sales volume, and increased three percent as a percent of sales. The decline in gross profit margins is chiefly attributed to production costs at our new recreational vehicle production facility in Caldwell, Idaho and sales of lower margin RV's and manufactured homes.

        Selling, general and administrative expenses decreased 10 percent over the same quarter of the prior year and declined one percent as a percent of sales. The decrease was due to a reduction in insurance expense.

        Net interest expense for the quarter decreased 79 percent in comparison to net interest expense in the same quarter of the prior year. This was a consequence of a significant decrease in the average net short-term borrowing.

        Net income for the three months ended July 31, 1995 was $273,000, or $0.25 per share, compared to net income of $374,000, or $0.34 per weighted average share, for the same quarter of the prior year. Net income for the quarter ended July 31, 1995 included an after tax gain on a business interruption claim of $117,000, or $0.11 per share.

                                          -7-
--------------------------------------------------------------------------------

        RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1995 COMPARED TO NINE MONTHS ENDED JULY 31, 1994

        Total sales for the nine months ended July 31, 1995 were $75,813,000, a 14 percent increase from sales of $66,680,000 for the same quarter of the prior year. The increase consisted of a 15 percent increase in manufactured housing sales and a 13 percent increase in recreational vehicle sales. RV sales in the Midwestern region saw an increase as a result of consumer demand for our entry-level RV product. The Western region recreational vehicle sales are down for the nine months due to lackluster retail sales in 1995 causing dealers to adjust their inventories. The manufactured housing sales increase was chiefly the result of an increase in manufacturing capacity from the new production facility in Caldwell, Idaho. However, manufactured housing in the Northwest is experiencing increased competitive pricing pressures resulting in lower margins and rising selling costs.

        Cost of sales increased 16 percent from the same period of the prior year due principally to the 14 percent increase in sales volume, and increased two percent as a percent of sales. The decline in gross profit margins is chiefly attributed to production costs at the new RV production facility and increased sales of lower margin recreational vehicles and manufactured homes.

        Selling, general and administrative expenses decreased less than one percent over the same period of the prior year due and declined one percent as a percent of sales. The decrease was primarily due to a reduction in insurance costs.

        Net interest income for the current quarter as opposed to net interest expense in the same period of the prior year, increased 159 percent. This was a consequence of a significant decrease in the average net short-term borrowing. In the first nine months of 1994, the Company used its available cash to expand its plant facilities and repurchase its common stock thereby increasing its average short-term borrowings.

        Net income for the nine months ended July 31, 1995 was $1,206,000, or $1.09 per share, compared to net income of $1,004,000, or $0.84 per weighted average share, for the same period of the prior year. Net income for the nine months ended July 31, 1995 included an after-tax gain from a business interruption claim of $414,000, or $0.37 per share.




                                          -8-
--------------------------------------------------------------------------------

                                       PART II

                                   OTHER INFORMATION


                                      Item 6 (a).

                           See Index to Exhibits on page 11.


                                      Item 6 (b).



         Form 8-K was not required to be filed during the quarter ended July
                                       31, 1995.













                                         - 9 -
--------------------------------------------------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934,

        the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      KIT MANUFACTURING COMPANY
        s interruption claim relative to
   the 1992 tornado damage atDATE September 11, 1995      /s/ Dan Pocapalia
             ------------------      -------------------------------------
                                     Dan Pocapalia
                                     Chairman of the Board,
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)



        DATE September 11, 1995      /s/ Dale J. Gonzalez
             ------------------      --------------------------------------
                                     Dale J. Gonzalez
                                     Senior Vice President and Treasurer
                                     (Principal Financial and Accounting Officer













                                -10-
--------------------------------------------------------------------------------

                            KIT MANUFACTURING COMPANY
                               INDEX TO EXHIBITS


       Item:

              (27)  Financial Data Schedule






























                                      -11-
--------------------------------------------------------------------------------