Form 10-K
period 1995-10-31
KIT MANUFACTURING CO
filed 1996-01-31
CIK 56151

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-K
          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended October 31, 1995
                                    OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from _______ to _______.

                              Commission file Number 2-31520

                                KIT MANUFACTURING COMPANY
                  (Exact name of registrant as specified in its charter)
                 California                                  95-1525261
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                Identification No.)

           530 East Wardlow Road, Long Beach, California        90807
             (Address of principal executive offices)         (Zip Code)

          Registrant's telephone number, including area code (310) 595-7451

          Securities registered pursuant to Section 12(b) of the Act:
               Title of class:  Common Stock, no par value

          Name of each exchange on which registered:  American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  None

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
          for the past 90 days.    Yes  X     No

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The approximate aggregate market value of voting stock held by non-affiliates of Registrant was $7,924,017 as of January 12, 1996.
                                         1,110,934
          (Number of shares of Common Stock outstanding as of January 12,
          1996)

               Certain information called for by Parts I, II and IV is incorporated by reference to the registrant's Annual Report to shareholders for the fiscal year ended October 31, 1995 and the information called for by Part III is incorporated by reference to the registrant's definitive proxy statement to be filed with the Commission within 120 days after October 31, 1995.

                        The Index to Exhibits appears on page 16.
                                    35 pages in total.

PART I

          Item 1.   Business

                    General

                    KIT Manufacturing Company ("Registrant") was incorporated in California in 1947, as the successor to a business founded in 1945. A description of Registrant's business during the last fiscal year appears in the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995, which is incorporated herein by reference.

                    Principal Products Produced and Industry Segments

                    Registrant designs, manufactures and sells manufactured housing (mobile homes) which are relocatable, factory-built dwellings of single and double unit design. Constructed on wheel undercarriages, they are towed by truck to locations where they are set up and connected to utilities. Registrant also produces recreational vehicles designed as short-period accommodations for vacationers and travelers. These products are travel trailers designed to be towed behind passenger vehicles and fifth wheel travel trailers designed to be towed behind and attached to special couplers in the beds of pickup trucks.

                    Set forth below are the percentages of revenues contributed by each class of similar products for the last three fiscal years:

                                                      Products Class

                    Fiscal Year                  Manufactured   Recreational
                  Ended October 31,              Housing        Vehicles

                       1993                      34%                 66%
                       1994                      30%                 70%
                       1995                      27%                 73%

                    Certain information regarding industry segments is set forth on page 28 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995, which is incorporated herein by reference.

                    Method of Product Distribution

                    Registrant sells its products to approximately 289 dealers in 30 states, 32 dealers in Canada and 5 dealers in Japan. Exclusive dealerships are not the pattern of the industry, and virtually all dealers also sell competing products. Registrant generally produces manufactured housing products only against orders received from dealers. Recreational vehicles are built for inventory particularly during the winter months in anticipation of greater demand during the spring months. (See "Seasonal Considerations" below.) Transportation charges are an important

          Item 1.   Continued

          factor in the cost of Registrant's products; therefore, distribu-tion is generally a function of distance to the various markets and competitive conditions within these markets. (See Item 2, "Properties," for the locations of Registrant's principal plants.)

                    Registrant is not dependent upon a single customer or a few customers and no dealer or group of dealers accounts for a substantial amount of Registrant's total sales.

                    Competitive Conditions

                    The recreational vehicle and manufactured housing industries are highly competitive. Registrant believes that the principal methods of competition in these industries are based upon quality, price, styling, warranty and service of products being offered. Registrant also believes that it competes favorably with respect to these factors in the recreational vehicle group and has recently taken action with respect to the manufactured housing product line to ensure it remains competitive in the marketplace. There are a large number of firms manufacturing and marketing products similar to those of Registrant within the geographical area in which Registrant's products are marketed. Several of the manufacturers within these industries are larger than Registrant in terms of total revenue and resources.

                    Backlog

                    Registrant does not consider the existence and level of backlog at any given date to be a significant factor affecting its business, except in establishing its production schedules. This is primarily due to the fact that orders may be cancelled up until the time the dealer takes delivery, although such cancellations have not been significant to date. The dollar amount of backlog, subject to the above described cancellation provision, was $7,705,796 and $10,912,674 at October 31, 1995 and 1994,
          respectively. All of the backlog existing at October 31, 1995 is expected to be filled within the current fiscal year.

                    Sources and Availability of Raw Materials

                    Registrant purchases raw materials and components from a number of alternative sources and is not dependent upon any particular supplier.

                    Patents

                    Although Registrant's products are marketed under various trade names, Registrant does not believe that patents, trademarks, licenses, franchises and concessions are of material importance to its business.

          Item 1.   Continued


                    Research and Development

                    Registrant periodically revises and redesigns its models in response to consumer demand. These revisions and redesigns can be extensive, if necessary, in order to obtain market acceptance. Registrant manufactures and sells manufactured housing and recreational vehicles only and does not engage in new product development.

                    Number of Employees

                    On October 31, 1995, Registrant had 967 employees at its manufacturing plants and executive offices.

                    Seasonal Considerations

                    Registrant's sales and production volume traditionally increase during the second and third quarters of the fiscal year. During fiscal 1995, fifty-three percent of sales were achieved during the second and third fiscal quarters.

                    Government Regulation

                    The manufacture and distribution of Registrant's manu-factured housing and recreational vehicle products are subject to governmental regulation in the United States and Canada at the federal, state, provincial and local levels. Compliance with those governmental regulations, including provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material adverse effect on Registrant.

                    Business Risks

                    Demand for Registrant's products is dependent upon the availability and cost of gasoline, available credit and economic conditions. Credit and the economy favorably affected dealers and retail purchasers of Registrant's recreational vehicle products in fiscal 1995. The Registrant believes that the Midwestern region has seen an increase in demand in fiscal 1995 due to the continuing economic improvement.

          Item 1.   Continued


                    Working Capital

                    Accounts receivable balances fluctuate generally with the timing of shipments during the month since the majority of sales are either on C.O.D. terms or are financed by dealers through flooring arrangements with financial institutions. Recreational vehicle finished goods inventory balances are subject to seasonal variations. (See "Method of Product Distribution" and "Seasonal Considerations" above.) A short delivery lead time exists for the majority of recreational vehicle and manufactured housing raw material purchases, thereby allowing Registrant to maintain low levels of raw materials inventory. Registrant is a party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements.

          Item 2.   Properties

                    Registrant leases general executive and administrative offices in Long Beach, California. The lease expires on March 14, 1997. Registrant owns an 11,160 square foot building, situated on 1.7 acres, housing operational offices in Caldwell, Idaho.
          The following table sets forth certain information about the property and facilities utilized by Registrant for manufacturing and plant administrative purposes, and the property leased to others (all property is owned by Registrant unless otherwise noted):


                                                 Approximate    Approximate
          Facility And Location                      Acres      Square Feet

          Recreational vehicle plants:

               Caldwell, Idaho                                    54,400  (1)
               Caldwell, Idaho                           20.5     55,200
               Caldwell, Idaho                           20.5     53,000
               McPherson, Kansas                         18.6     47,400
               McPherson, Kansas                          9.1     67,600
               Chino, California                         10.0     47,700  (2)

          Manufactured housing plants:

               Caldwell, Idaho                            9.5     64,000  (3)
               Caldwell, Idaho                           13.0     81,000  (4)
               McPherson, Kansas                         10.0        -0-  (5)



          (1)Production facility leased by Registrant during fiscal 1995. Lease expires September 30, 1997.

          (2)Available for lease by Registrant.

          (3)New plant production facility completed in January 1994.

          (4)Approximately 11,000-square foot warehouse added to production facility during fiscal 1993.

          (5)Production facility destroyed by a tornado on June 15, 1992; replaced in Caldwell, Idaho in 1994.

          Item 3.   Legal Proceedings

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    Not applicable.

          PART II



          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                    Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995, at pages 20 and 33.

          Item 6.   Selected Financial Data

                    Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995, at page 20.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995, at page 25.

          Item 8.   Financial Statements and Supplementary Data

                    Information in response to this item is incorporated by reference from the Financial Statements and the Notes to Financial Statements in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995, at pages 27 through 33 and pages 12 through 14 of this Form 10-K.

          Item 9.   Disagreements on Accounting and Financial Disclosure

                    Not applicable.

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

                    Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

          Item 11.  Executive Compensation

                    Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

                    Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

          Item 13.  Certain Relationships and Related Transactions

                    Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the close of Registrant's fiscal year.

                                        PART IV


          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1)   Financial Statements

                                                                  Annual
                                                                  Report
                                                                  Page(s)

                    Balance Sheets at October 31, 1995 and
                      1994                                           27

                    Statements of Income for each of the three
                      years in the period ended October 31, 1995     28

                    Statements of Shareholders' Equity for each
                      of the three years in the period ended
                      October 31, 1995                               29

                    Statements of Cash Flows for each of
                      the three years in the period ended
                      October 31, 1995                                30

                    Notes To Financial Statements                  31-33

                    Report of Independent Accountants                 34



                    The financial statements and the Report of Independent Accountants listed in the above index which are included in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995 are hereby incorporated by reference. With the exception of the items referred to above and in Items 1, 5, 6, 7 and 8, Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1995 is not to be deemed filed as part of this report.

          Item 14.  Continued

          (a) (2)   Financial Statement Schedules

                                                                FORM
                                                                10-K
                                                                PAGE
                    Report of Independent Accountants on
                      Schedules                                  12

                    Schedules:

                    For each of the three years in the
                      period ended October 31, 1995

                      II     Valuation and  Qualifying
                               Accounts                          13

                      IX     Short-Term Borrowings               14



                    Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

          (a) (3)   Exhibits

          (3) Articles of Incorporation and By-Laws adopted by Registrant.

          (10)      Material Contracts.

                    (A)  1.   Incentive Bonus Plan.

          (13)      Annual report to security holders.

          (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1995.

                REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES


          To the Shareholders and Board of Directors of KIT Manufacturing Company


                    Our report on the financial statements of KIT Manufacturing Company has been incorporated by reference in this Form 10-K from page 34 of the 1995 Annual Report to
          Shareholders of KIT Manufacturing Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 11 of this Form 10-K.

                    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


          COOPERS & LYBRAND L.L.P.


          Los Angeles, California
          December 11, 1995


                                               KIT MANUFACTURING COMPANY

                                                      SCHEDULE II
                                           VALUATION AND QUALIFYING ACCOUNTS
                                  For The Years Ended October 31, 1995, 1994 And 1993




                     Col. A                   Col. B              Col. C                      Col. D       Col. E

                                                                 Additions
                                                              (1)          (2)
                                                           Charged To  Charged To
                                              Balance At     Costs      Other                               Balance At
                                             Beginning Of     And      Accounts -             Deductions -    End Of
                     Description                Period      Expenses    Describe                Describe      Period
          Allowance for doubtful accounts:

            Year ended October 31, 1993        $44,000       $7,000                             $2,000 (A)   $49,000

            Year ended October 31, 1994        $49,000       $7,000                            $12,000 (A)   $44,000

            Year ended October 31, 1995        $44,000       $  -                               $  -         $44,000



(A) Write-off of uncollectible accounts

                                              KIT MANUFACTURING COMPANY

                                                     SCHEDULE IX
                                                SHORT-TERM BORROWINGS
                                 For The Years Ended October 31, 1995, 1994 And 1993

Col. A                              Col. B        Col. C          Col. D               Col. E                   Col. F

                                  Balance At                  Maximum Amount        Weighted Average       Weighted Average
Category Of Aggregate               End Of    Weighted Average  Outstanding          Outstanding            Interest Rate
Short-Term Borrowings               Period     Interest Rate   During The Period(B) During The Period(C)  During The Period(C)

Year ended October 31, 1993:

Unsecured revolving
credit agreement (A)                 -0-            *                 $2,200,000             $1,250,000              6.0%

Year ended October 31, 1994:

Unsecured revolving
credit agreement (A)                 -0-            *                 $5,400,000             $2,159,000              6.4%

Year ended October 31, 1995:

Unsecured revolving
credit agreement (A)                 -0-            *                 $1,300,000               $722,000               8.8%



          (A)The Registrant is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the bank's prime rate and certain minimum requirements as to the Registrant's working capital and debt to equity relationships. The maximum borrowing permitted is the lesser of $7,500,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000.

          (B)Based on month-end balances.

          (C)Based on the daily balances and interest rates during the year.

          *Not applicable.


                              SIGNATURES


                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KIT Manufacturing Company
                                        By: /s/ Dan Pocapalia
                                                Dan Pocapalia
                                                Chairman of the Board, Chief
                                                Executive Officer and President

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          /s/ Dan Pocapalia Jan. 12, 1996 /s/ John W.H. Hinrichs  Jan. 12, 1996
          Dan Pocapalia                       John W.H. Hinrichs
          Chairman of the Board,              Director
          Chief Executive Officer
          and President (Principal
          Executive Officer)


          /s/ John F. Zaccaro Jan. 12, 1996 /s/ Frank S. Chan  Jan. 12, 1996
          John F. Zaccaro                       Frank S. Chan
          Director                              Director


          /s/ Dale J. Gonzalez  Jan. 12, 1996 /s/ Fred W. Chel Jan. 12, 1996
          Dale J. Gonzalez                        Fred W. Chel
          Vice President - Treasurer              Director
          (Principal Financial and
          Accounting Officer)

                                   INDEX TO EXHIBITS

                    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


                                                               Sequential
                                                                   Page
                                                                  Number

          (3)    Articles of Incorporation and By-Laws adopted
                 by Registrant                                      17

          (10)   Material Contracts

                 (A)   1.   Incentive Bonus Plan                    18

          (13)   Annual Report to Shareholders                   19-33

          (3)      Articles of Incorporation and By-Laws

                         The amended and restated Articles of Incorporation and By-Laws of the Registrant are hereby incorporated by reference from the exhibits to Form 10-K (File No. 2-31520) as filed for the fiscal year ended October 31, 1987.

          (10)     Material Contracts

          (A)      1.    Incentive Bonus Plan

                         Registrant maintains an Incentive Bonus Plan under which incentive bonuses may be paid to key manage- ment personnel pursuant to individual agreements relating to the profitability of the participant's area of responsibility. The amount of the bonus paid generally increases as the profitability of the area of responsibility increases. Time periods for which performance is measured include fiscal quarters and in some cases fiscal years. Payments are typically made within 75 days after the time period for which performance is measured. The agreements are reviewed annually and may be terminated at will by either party.

          ABOUT THE COVER

               The two recreational vehicles on the cover represent KIT Manufacturing Company's entry-level Sportsmaster series. On the left is a typical travel trailer and on the right is a fifth wheel model. The Sportsmaster series is very popular with first-time buyers, looking for a quality product at an affordable price.



          ABOUT THE COMPANY

               KIT Manufacturing Company produces recreational vehicles and manufactured housing, marketed by an independent dealer network.
               Recreational vehicles are used primarily for camping or
          vacation travel and provide a variety of living accommodations.
          They are manufactured in plants located in Caldwell, Idaho, and McPherson, Kansas. RVs range from 16 to 36 feet in length, and are distributed by 276 independent dealers throughout the continental United States, Canada and Japan.
               KIT homes are permanent living structures, built in single and multi-sections, utilizing materials similar to conventional housing. These factory-built homes can be manufactured with greater efficiency and, therefore, at lower costs than site-built houses. Living space ranges from 750 to 2,500 square feet. The homes are built in Caldwell, Idaho, and are distributed through a network of 50 dealers in nine Western states.
               With corporate headquarters located in Long Beach, California, KIT Manufacturing employs a total of approximately 1,000 persons.


     Selected Financial Data
     October 31,               1995         1994       1993       1992        1991

     (Dollars in thousands except per share amounts)

     FISCAL YEAR

     Sales                 $101,462      $89,722    $59,122    $55,469     $57,422

     Net income               1,349 (1)    1,891(2)      33      1,458(3)        1
     Cash dividends paid        -0-          -0-        -0-        -0-         -0-
     Capital expenditures     1,192        3,622      1,804        423         112
     Depreciation               597          478        331        313         336


     AT YEAR-END

     Working capital         $8,104       $7,622    $10,832    $12,213     $10,017
     Current ratio            2.0:1        1.9:1      2.7:1      4.1:1       2.6:1
     Property, plant and
     equipment, net          $6,388       $5,762     $3,965     $2,535      $2,512

     Total assets            23,362       21,891     21,308     18,795      18,790
     Long-term obligations      -0-          -0-        -0-        -0-         -0-
     Shareholders' equity    13,506       12,157     13,930     13,897      12,439

     PER SHARE

     Net income               $1.21 (1)    $1.61(2)   $0.02      $0.99(3)    $0.00
     Shareholders' equity        12           11          9          9        8.45

     (1) Includes gain on business interruption claims of $423,000, net of related income taxes, or $0.38 per share.
     (2) Includes gain on involuntary conversion of plant facility and equipment and business interruption claims of $671,000, net of related income taxes, or
         $0.57 per weighted average share.
     (3) Includes gain on involuntary conversion of plant facility and equipment of $1,118,000, net of related income taxes, or $0.76 per share.


          TO OUR SHAREHOLDERS

               We are pleased to report that KIT Manufacturing Company reached over $100 million in sales during its 50th anniversary year. This achievement was the result of the continued research and development of new models that are high in value, quality and trouble free. Also, our financial status, with an unused line of credit and no long-term debt, is instrumental in KIT remaining competitive in the marketplace.
               For the year ended October 31, 1995,
          your Company's sales increased 13% to a record $101,462,000 when compared with sales of $89,722,000 for the prior year. Net income was $1,349,000, or $1.21 per share, which compares to net income of $1,891,000, or $1.61 per share, for last year. Net income includes gains on involuntary conversion of plant facility and equipment, and business interruption claims, net of related income taxes, in the amounts of $423,000, or $.38 per share, for fiscal 1995 and $671,000, or $.57 per share, for fiscal 1994. These gains are the result of claims arising from the 1992 tornado damage at our McPherson, Kansas, manufacturing facility.
               The record sales were achieved mainly through our expanded dealer network system and demand for the Company's products. KIT is continuously and aggressively developing "partnerships" with high quality dealers to represent KIT products in 21 states as well as in Canada and Japan.
               Net income during the year was impacted by several non-recurring items. Additional costs were incurred in developing new product lines, which included the start-up of a new production facility. Also, two manufactured housing plants were consolidated to reduce overhead costs and increase production efficiency. This plant expansion and consolidation are now completed and the associated costs are behind us.
               Additional manufacturing capacity was required due to continued demand for the Company's RV products. Therefore, KIT leased a 54,000 square foot manufacturing facility in Caldwell, Idaho, and the first RV units came off-line during June of 1995. In addition, the travel trailer which can be pulled by smaller, lightweight vehicles. We have also developed the Patio Hauler RV which includes a space for transporting larger items and at the destination converts into a screened-in porch. Furthermore, our entry-level product line, the Sportsmaster, introduced in 1993, continues to gain market share and favorable acceptance by price conscious buyers.
               We are continuing to make inroads in the marketplace with the introduction of our 1996 models. Dealers commented favorably with regard to the changes and additions to our product lines. Our RV models, with new floor plans, colors and designs, were well received at the National RV Show in Louisville, Kentucky, in December 1995. Last October we introduced our new manufactured housing models in a created "neighborhood" setting in Boise, Idaho. Both shows were very successful in selling KIT products, and increased our ability to sign up new, quality dealerships.
               Management is optimistic about fiscal 1996. The plant expansion and consolidation are behind us and we can more effectively focus on enhancing our bottom line profit. KIT will continue to build products of high quality and value which meet the needs of the retail consumer. The Company will continue to concentrate on expanding its market penetration and enhancing its market share. We are confident in our ongoing ability to be innovative and remain competitive in the marketplace.

          50 YEARS OF INNOVATION

          Dan Pocapalia, Chairman, President and Chief Executive Officer of KIT Manufacturing, co-founded the Company after World War II. He has been closely associated with the Company ever since.
               The first "plant" was a latticed-front fruit stand in Pico Rivera, California, where the "teardrop" trailer was born in 1945. The original plans called for building 60 trailers. This was subject to KIT obtaining a U.S. Government Priority Number, which was a big challenge for the fledgling enterprise. The name "KIT" was established to be synonymous with the marketing plan to sell small teardrop trailers as kits, to be assembled by the buyers. A change in marketing strategy resulted in the teardrop being produced, assembled and sold as a completed unit.
               The KIT Kamper's grand debut was in February of 1946 at the Gilmore Stadium Show in Los Angeles. The Company had managed to get enough material to build 12 show models. The shortage of available material caused KIT to utilize war surplus aluminum for the exterior and, out of necessity, to use fiberglass fenders. This had not been done before. The show results were fantastic, with about 500 orders booked. The orders exceeded everyone's expectations and people lined up outside the plant to buy a KIT Kamper_the desirable and affordable recreation alternative.
               Training a work force to build the pre-sold units was only one of the many problems facing this young company. An immediate decision was required in determining how to distribute this new and exciting trailer. KIT management decided to enter into an agreement with the Sackett-Nicholson Corporation of Long Beach, California, as the sole distributor for the KIT Kamper.
               During these early years, several nationally known companies got their start with KIT, to mention a few: Zeiman Manufacturing Company's first job was building the KIT Kamper chassis; Manchester Tank fabricated the butane tanks; Hehr Manufacturing Company supplied windows; Davidson Plywood Company's first load of paneling arrived at KIT in a rented utility trailer pulled behind a Model A Ford; and Kaiser Aluminum Company delivered the first aluminum milled at its Trentwood, Washington, plant to KIT.
               During the first full year (1946), 3,500 KIT Kampers were
          produced and delivered.  In January of 1947, the Company moved to a 100,000 square foot manufacturing facility in the Long Beach Harbor area. Shortly thereafter, KIT was in production with its larger 8x14 foot travel trailer. The demand for the trailers exceeded production. Also, KIT trailers were given as prizes on Queen for a Day radio programs and the Soap Box Derby. A few years later, another tremendous growth potential came from the federal government that needed trailers as temporary housing.
               In 1969, KIT Manufacturing Company went public in the
          over-the-counter market and moved to the American Stock Exchange in March of 1970 under the symbol KIT.
               After going public, the Company expanded to 14 manufacturing facilities nationwide. Today, KIT manufactures its products in McPherson, Kansas, and Caldwell, Idaho.
               The traditions and direction of KIT that began in the humble setting of a fruit stand in Pico Rivera, California, have propelled the Company into a multi-state operation that has a prominent place among manufacturers of RVs and manufactured housing in the United States. Throughout the 50 year history of the Company, the philosophy of building high quality products at an affordable price has been the driving force behind KIT. This principle will continue to be a major part of our business for the benefit of our current and future dealers and customers.

RECREATIONAL VEHICLES

KIT Manufacturing Company is a predominant manufacturer of travel trailers and fifth wheels in the United States. This is the result of delivering the highest quality and value to our customers for the last 50 years.

Every year KIT intorduces new innovations in the design and floor plans of its models in response to customer requests. KIT's RV products incorporate reliable name-brand appliances, high quality interior components and acces-sories, as well as radial tires, rubber roofs, and fiberglass insulation throughout. Some of the many interior features include: an entertainment center with AM/FM cassette stereo, abundance of storage, large skylights in the bath and living areas, queen-size bed, double-door LPG/electric refriger-ator, eye-level microwave overn, ducted air conditioning and heating system, and large double porcelain sink. Several models have slide-out features for interior expansion of the living room and master bedroom. Awnings are available on all products and can be converted into an enclosed patio.

KIT produces a wide range of recreational vehilces in its manufacturing facilities in Caldwell, Idaho, and McPherson, Kansas. The product lines include the Sportsmaster, Road Ranger, Companion and Patio Hauler. KIT
RVs measure from 16 to 36 feet in length, and provide sleeping accommodations for 2 to 10 people. KIT offers over 50 different floor plans with retail prices ranging between $9,500 and $45,000.

More than 275 independent dealers distribute KIT recreational vehicles to retail consumers throughout the continental United States, Canada and Japan. KIT provides its dealer network with national media advertising, sales literature, training, and special support programs.

RV use is a flourishing source of recreation and relaxation for many people regardless of age or economic background. As in the past 50 years, KIT continues to strive for excellence in making the RV lifestyle a most enjoyable experience for its satisfied customers.

MANUFACTURED HOUSING

KIT's Manufactured Housing Division build single and multi-sectioned residences designed to be transported to a prepared homesite. Multi-sec-tional homes offer the appearance and living space of traditional site-built housing.

KIT manufactures the homes in a controlled environment which minimizes the variable inherent in outdoor construction. By standardizing models, KIT buildes homes with greater efficiency and, consequently, at lower cost than site-built homes with the same features. KIT distributes its manufactured homes from production facilities in Caldwell, Idaho, through a network of approximately 50 dealers located in 9 western states.

KIT markets several product lines to meet diverse customer demands.  The
Sea Crest home offers gracious, convenient living in a modest floor space. Sierra double and triple-wide homes, generally larger, provide an array of styles and custom features. The KIT Special home offers spacious elegance in a popular double-section configuration. The Golden State line provides outstanding value for individuals who place a premium on comfort and luxury. Finally, designed specifically with subdivision application in mind, the Briercrest home comes ready to attach a site-built garage.

Living space in the 40 available floor plans ranges from 750 to over 2,500 square feet. Retail prices, exclusive of land costs, range from $25,000 to $115,000. Most modesl include walk-in closets, spacious open areas, and Roman tubs with separate showers.

As the nation continues to search for affordable, single-familty housing, KIT stands ready to provide quality, attractive, energy-efficient homes at affordable prices.

          Management's Discussion and Analysis of Results of Operations and Financial Condition

          Results of Operations
          Fiscal 1995 Compared to Fiscal 1994
               Sales increased 13% to $101.5 million compared to the prior year. Net income decreased to $1,349,000, or $1.21 per share, compared to $1,891,000, or $1.61 per share, in 1994. Net income in 1995 and 1994 includes an after-tax gain from insurance proceeds on business interruption claims and an after tax-gain on an involuntary conversion of plant facility of $423,000, or $0.38 per share and $671,000, or $0.57 per share, respectively.
          Both divisions implemented modest price increases in 1995 and 1994 to counter cost increases in raw material costs. Operating revenue in the manufactured housing division fell due to increased sales of lower margin homes and a temporary increase in operating costs as the division went through a consolidation.
               Recreational vehicle division sales increased
          18% to $74.2 million. Product line innovations and new models resulted in an overall increase in RV shipments of 10% to 5,516 units. Travel trailer shipments rose 19% to 3,196 units, with the model mix tending toward low-priced units. Fifth-wheel model shipments increased to 2,320 units from 2,318 shipped last year. Management of the Company believes that the trend in sales of low-priced units will continue in fiscal 1996.
               Manufactured housing sales rose 1% to $27.3 million. This increase reflected a 16% increase in shipments of single-section homes to 116 units and a decline in shipments of 3% in multi-section homes to 665 floors.
          Total unit shipments decreased to 781 units in fiscal
          1995.
               Gross profit as a percent of sales declined to 9.2% in comparison to 10.6% in 1994. The primary reasons for the decrease was an increase in sales of lower margin RV's and manufactured housing. Also, costs increased due to start-up of the new RV plant and consolidation of the manufactured housing plants.
               Selling, general and administrative expenses decreased 5% to 7.8% of sales in comparison to fiscal 1994 as the Company continued to hold down these costs.
               Net interest income of $42,000 as compared to $16,000 in 1994 was the result of lower average borrowing levels than fiscal 1994.

          Fiscal 1994 Compared to Fiscal 1993
               Sales increased 52% to $89.7 million compared to fiscal 1993. Net income increased to $1,891,000, or $1.61 per share, compared to $33,000, or $0.02 per share, in fiscal 1993. Net income in 1994 includes an after tax-gain on an involuntary conversion of plant facility and equipment of $481,000, or $0.41 per weighted average share, and an after-tax gain from insurance proceeds on business interruption claims of $190,000, or $0.16 per weighted average share.
               Recreational vehicle division sales increased 61% to $62.8 million to an overall increase in RV shipments of 50% to 5,009 units. Travel trailer shipments rose 56% to 2,691 units. Fifth-wheel model shipments increased 44% to 2,318 units from 1,609 shipped in 1993.
               Manufactured housing sales rose 34% to $26.9 million. Total unit shipments increased 33% to 785 units in fiscal 1994.
               Gross profit as a percent of sales increased to 10.6% in comparison to 10.2% in 1993. The primary reason for the improvement was an increase in sales of higher margin RV's over fiscal 1993.

               Selling, general and administrative expenses decreased 2% to 8.3% of sales in comparison to fiscal 1993.
               Net interest income of $16,000 as compared to $222,000 in fiscal 1993 was the result of lower average cash balances and higher average borrowing levels than 1993.

          Liquidity and Capital Resources
               The financial position of the Company continues to remain strong. The current ratio at fiscal year end 1995 rose to 2.0 from 1.9 in fiscal 1994 due to an increase in receivables and inventories.
               In addition to funding capital requirements with available funds, the Company, through financing activities, funds seasonal working capital requirements with cash from periodic borrowings on its unsecured revolving line of credit. See Note 4 of the Notes to Financial Statements for discussion of the line of credit. There were no borrowings against the line of credit at fiscal year-end 1995 or 1994.
               The Company believes that available funds, supplemented as needed with funds available on its line of credit, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.


     Industry Segment Information
     October 31,                                  1995         1994       1993
     (Dollars in thousands)


     SALES
     Manufactured housing                      $27,304      $26,908    $20,050
     Recreational vehicles                      74,158       62,814     39,072
     Total sales                              $101,462      $89,722    $59,122


     INCOME (LOSS) BEFORE INCOME TAXES
     Operating income (loss)
     Manufactured housing                        ($53)       $1,196     $1,665
     Recreational vehicles                       1,545          808    (1,929)

     Total operating income (loss)               1,492        2,004      (264)
     Interest income, net                           42           16        222
     Gain on involuntary conversion of plant
     and equipment                                              779
     Gain on business interruption
     claims                                        701          312

     Income (loss) before income taxes          $2,235       $3,111      ($42)

     IDENTIFIABLE ASSETS
     Manufactured housing                       $6,467       $8,413     $5,381

     Recreational vehicles                      16,895       13,478     15,927
     Total assets                              $23,362      $21,891    $21,308


     DEPRECIATION
     Manufactured housing                         $232         $171        $90
     Recreational vehicles                         365          307        241
     Total depreciation                           $597         $478       $331


     CAPITAL EXPENDITURES
     Manufactured housing                         $241       $3,025     $1,422
     Recreational vehicles                         951          597        382

     Total capital expenditures                 $1,192       $3,622     $1,804

     Operating income represents income before net interest income, gain on involuntary conversion of plant facility and equipment,gain on business interruption claims and income taxes. Non-direct operating expenses are allocated to industry segments based on a percentage of sales.
     Identifiable assets, depreciation and capital expenditures are those items that are used in the operations in eacheach industry segment, with jointly used items being allocated based on a percentage of sales.



       Balance Sheets

       October 31,                                          1995            1994

       ASSETS
       Current Assets
       Cash and cash investments                      $2,218,000      $4,625,000

       Accounts receivable, net of allowance for
       doubtful accounts of $44,000 in 1995 and 1994   7,350,000       5,564,000
       Notes and other receivables                             0         577,000
       Inventories                                     5,667,000       4,092,000

       Prepaids and deferred income taxes              1,589,000       1,190,000
       Total Current Assets                           16,824,000      16,048,000
       Property, Plant and Equipment, at cost
       Land                                              492,000         492,000

       Buildings and improvements                      6,898,000       6,460,000
       Machinery and equipment                         3,942,000       3,169,000
       Construction in progress                            8,000          37,000
                                                      11,340,000      10,158,000

       Less accumulated
       depreciation                                  (4,952,000)     (4,396,000)
                                                       6,388,000       5,762,000
       Other Assets                                       90,000          81,000
                                                     $23,302,000     $21,891,000

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current
       Liabilities
       Accounts payable
                                                      $3,954,000      $4,486,000

       Accrued payroll and payroll related
       liabilities                                     2,203,000       2,005,000
       Accrued marketing
       programs                                          741,000         592,000
       Accrued expenses                                1,309,000       1,185,000
       Income taxes payable                              190,000         158,000
       Total Current Liabilities                       8,397,000       8,426,000

       Deferred Income Taxes                           1,399,000       1,308,000
                                                       9,796,000       9,734,000
       Commitments and Contingencies

       Shareholders' Equity
       Preferred stock, $1 par value; authorized 1,000,000
       shares; none issued
       Common stock, without par value; authorized
       5,000,000 shares;issued and outstanding
       1,110,934 shares in 1995 and 1994                 750,000         750,000
       Additional paid-in capital                        842,000         842,000

       Retained earnings                              11,914,000      10,565,000
       Total Shareholders' Equity                     13,506,000      12,157,000
                                                     $23,302,000     $21,891,000


The accompanying notes are an integral part of these financial statements.



       Statements of Income

       For the Years Ended October 31,            1995           1994           1993

       Sales                              $101,462,000    $89,722,000    $59,122,000
       Costs and expenses

       Cost of sales                        92,098,000     80,246,000     53,078,000
       Selling, general and administrative
       expenses                              7,872,000      7,472,000      6,308,000
                                            99,970,000     87,718,000     59,386,000
       Operating income (loss)               1,492,000      2,004,000      (264,000)
       Other income

       Interest income, net                     42,000         16,000        222,000
       Gain on involuntary conversion of
       plant facility and equipment                           779,000
       Gain on business interruption
       claims                                  701,000        312,000

       Income (loss) before income taxes     2,235,000      3,111,000       (42,000)
       Provision (benefit) for income
       taxes                                   886,000      1,220,000       (75,000)
       Net income                           $1,349,000     $1,891,000        $33,000


       Net income per share                      $1.21          $1.61          $0.02

       Weighted average shares
       outstanding                           1,110,934      1,177,283      1,472,389

The accompanying notes are an integral part of these financial statements.

   Statements of Shareholders' Equity
                                                   Additional
                                  Common Stock        Paid-In    Retained
                                Shares      Amount    Capital    Earnings       Total

   Balance, October 31, 1992   1,472,389   994,000 $1,115,000 $11,788,000 $13,897,000
   Net income                                                      33,000      33,000

   Balance, October 31, 1993   1,472,389   994,000  1,115,000  11,821,000   13,930,000
   Net income                                                   1,891,000    1,891,000
   Repurchase of Common Stock   (361,455) (244,000)   (273,000)(3,147,000)  (3,664,000)

   Balance, October 31, 1994   1,110,934   750,000   842,000   10,565,000   12,157,000
   Net income                                                   1,349,000    1,349,000
   Balance, October 31, 1995   1,110,934  $750,000   $842,000 $11,914,000  $13,506,000


   The accompanying notes are an integral part of these financial statements.

   Statements of Cash Flows
   For the Years Ended October 31,                1995           1994            1993


   Cash Flows From Operating Activities:
   Cash received from customers           $100,449,000    $87,480,000     $58,350,000
   Interest received                            87,000        116,000         262,000
   Cash received from operations           100,536,000     87,596,000      58,612,000


   Cash paid to suppliers and employees    101,061,000     84,133,000      57,406,000
   Interest paid                                45,000        100,000          40,000
   Income taxes paid                           908,000        837,000          14,000

   Cash disbursed for operations           102,014,000     85,070,000      57,460,000

   Net cash provided by (used in)
   operating activities                    (1,478,000)      2,526,000       1,152,000


   Cash Flows From Investing Activities:
   Purchase of property, plant and
   equipment, net                          (1,251,000)    (3,622,000)     (1,804,000)
   Insurance proceeds from involuntary
   conversion of plant facility and
   equipment and business interruption
   claims                                      701,000      1,259,000         219,000
   Changes in other current and
   non-current assets                         (379,000)      (358,000)       (348,000)
   Net cash used in investing activities      (929,000)    (2,721,000)     (1,933,000)


   Cash Flows From Financing Activities:
   Funds used to repurchase common stock                   (3,664,000)
   Proceeds from line-of-credit
   borrowings                                2,800,000      9,800,000       2,800,000

   Principal payments on line-of-credit
   borrowings                               (2,800,000)    (9,800,000)     (2,800,000)
   Net cash used in financing activities            -0-    (3,664,000)             -0-

   Net decrease in cash                     (2,407,000)    (3,859,000)       (781,000)
   Cash at beginning of year                 4,625,000      8,484,000       9,265,000

   Cash at end of year                      $2,218,000     $4,625,000      $8,484,000

   Reconciliation of Net Income to Net Cash Provided by (Used In) Operating
   Activities:


   Net income                                1,349,000      1,891,000          33,000

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation                                597,000        478,000         331,000

   Gain on involuntary conversion of
   plant facility
   and equipment and business
   interruption claims                        (701,000)     (1,091,000)
   Increase in accounts and notes
   receivable                               (1,209,000)     (1,151,000)       (772,000)
   (Increase) decrease in inventories       (1,575,000)         41,000        (920,000)
   Increase in accounts payable and
   accruals                                     29,000       2,225,000       2,457,000
   Increase in income taxes payable             32,000         133,000          23,000
   Net cash provided by (used in)
   operating activities                    $(1,478,000)     $2,526,000      $1,152,000

   The accompanying notes are an integral part of these financial statements.


          Notes to Financial Statements

      1.  Summary of Significant Accounting Policies
          Cash  and Cash Investments
               The Company places its temporary cash investments, all of which are considered cash equivalents, in high quality financial instruments. The Company also maintains deposits at financial institutions in amounts in excess of federally insured limits. Management believes that credit risk related to its investments is limited due to the quality of the investments and the Company's policy which limits credit exposure to any one financial institution.

          Valuation of Inventories
               Inventories are stated at the lower of cost (last-in, first-out for material and first-in, first-out for labor and overhead) or market.

          Depreciation and Amortization
               For financial reporting purposes, depreciation and amortization of property, plant and equipment is generally provided for on a straight-line basis, using estimated useful lives of 10 years for land improvements, 20 to 33-1/3 years for buildings and improvements, 3 to 10 years for equipment and lease terms for leasehold improvements. Upon sale or disposition of assets, any gain or loss is included in the statement of income. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred; expenditures for betterments and major renewals are capitalized.

          Income Taxes
               The Company adopted, effective November 1, 1993, Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.
               The cumulative effect of adopting SFAS 109 in 1994 was not material to the financial statements and, accordingly, has been included in the income tax provision. Prior years' financial statements have not been restated.

          Income Per Share
               Income per share amounts are based on the weighted average number of common shares outstanding during the year. During fiscal 1994, the Company repurchased 361,455 common shares from the family of one of its founders. Total weighted average common shares outstanding were 1,110,934 for fiscal 1995, 1,177,283 for fiscal 1994, and 1,472,389 for fiscal 1993.



          Insurance
               The Company is self-insured for workers' compensation for its plant locations, officers and directors, and product liability. The Company has recognized an estimated potential liability for incurred but not reported claims. The Company recognized experience refunds from its medical insurance carrier amounting to $195,000 in 1995, $168,000 in 1994, and $0 in 1993.



       2. Inventories
               Inventories are summarized as follows:
          October 31,                                 1995            1994

          Raw material                          $2,543,000      $2,317,000
          Work in process                        1,055,000       1,038,000
          Finished goods                         2,069,000         737,000

                                                $5,667,000      $4,092,000


          The excess of current replacement cost over last-in, first-out cost was $1,308,000 at October 31, 1995 and $1,225,000 at
          October 31, 1994.

       3. Involuntary Conversion of Plant Facility and Equipment and Business Interruption Claims
               In mid-June, 1992, the McPherson, Kansas manufactured housing plant facility was destroyed by a tornado. In addition, all of the manufacturing equipment and inventories were lost to water and wind damage. The storm also destroyed the finished goods inventory of the RV manufacturing plant in the same location. Gains of $779,000 and $1,834,000 were recorded by the Company in 1994 and 1992, representing the difference between insurance proceeds and the net book value of those items destroyed by the tornado. The Company has also recorded a gain in 1995 of $701,000 and $312,000 in 1994 for business interruption claims relative to this matter. The insurance proceeds were used to construct the new manufactured housing plant in Caldwell, Idaho, which became operational in February 1994. At fiscal year-end 1995, the Company still had pending business interruption claims related to this matter, the recovery of which is uncertain.

       4. Bank Credit Line
               The Company is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the lesser of the bank's prime rate or market rate, and certain minimum requirements as to the Company's working capital and debt-to-equity relationships. At October 31, 1995, there was no outstanding balance on the revolving credit line, and the maximum borrowing permitted was the lesser of $7,500,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000. Interest costs charged to expense for the fiscal years 1995, 1994 and 1993 were $45,000, $100,000 and $31,000, respectively. In fiscal 1994, the Company capitalized $40,000 of interest cost to buildings and improvements.

       5. Commitments and Contingencies
               The Company was contingently liable at October 31, 1995 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The total value of finished units subject to such agreements as of October 31, 1995 and 1994 was approximately $15,350,000 and $12,905,000, respectively.
               In addition, the Company is contingently liable to financial institutions for standby letters of credit totalling $415,000 and $799,000 as of October 31, 1995 and 1994, respectively. These letters of credit were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducts manufacturing operations.
               Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

       6. Income Taxes
                   The components of the provision (benefit) for income taxes are as follows:
          October 31,                              1995           1994         1993

          Current:
          Federal                              $724,000       $783,000      $17,000
          State                                 216,000        187,000       18,000
                                                940,000        970,000       35,000

          Deferred:
          Federal                              (19,000)        195,000     (98,000)
          State                                (35,000)         55,000     (12,000)
                                               (54,000)        250,000    (110,000)
                                               $886,000     $1,220,000    $(75,000)

          The sources of deferred taxes were as follows:
          October 31,                              1995           1994         1993
          Accrued warranty costs              $(59,000)      $(70,000)    $(25,000)
          Worker's compensation
          reserves                             (35,000)       (58,000)       37,000
          State income and franchise
          taxes                                  70,000       (75,000)      (5,000)
          Involuntary conversion of plant facility and
          equipment                                            325,000
          Inventory cost
          capitalization                      (121,000)         81,000    (135,000)
          Accelerated
          depreciation                           92,000         47,000

          Product liability reserves
          and other                             (1,000)                      18,000
                                              $(54,000)        $250,000   $(110,000

          Reconciliation of the effective tax rates and the U.S. statutory tax rate is summarized as follows:
          October 31,                       1995         1994            1993

          Statutory tax rate                34.0%        34.0%         (34.0)%
          State tax provision, net of
          federal tax effect                 5.3          5.1             9.4
          Tax exempt interest               -0.4           -1          -167.2
          Other                              0.7          1.1            13.2
                                           39.6%        39.2%        (178.6)%

          The components of the deferred tax asset and liability are as follows:
          October 31,                                    1995            1994

          Deferred tax asset:

          Allowance for doubtful accounts             $20,000         $20,000
          Inventory adjustment                        122,000
          Accrued expenses                            573,000         549,000
          State income taxes                          104,000         105,000
                                                     $819,000        $674,000

          Deferred tax liability:

          Accelerated depreciation                   $304,000        $210,000
          Deferred gain on involuntary
          conversion of plant and
          equipment                                 1,095,000       1,098,000

                                                   $1,399,000      $1,308,000

          The Company did not record a valuation allowance against the deferred tax asset in fiscal 1995 or 1994.


       7. Industry Segment Information
               Information about the Company's operations within industry segments for the years ended October 31, 1995, 1994 and 1993 is presented on page 9.

          Report of Independent Accountants

          To the Shareholders and Board of Directors of KIT Manufacturing
          Company:

               We have audited the accompanying balance sheets of KIT Manufacturing Company as of October 31, 1995 and 1994 and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KIT Manufacturing Company as of October 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.

          Los Angeles, California
          December 11, 1995


          Quarterly Statistics
          (Dollars in thousands except per share amounts)
          (Unaudited)
                                    First         Second        Third       Fourth
          Fiscal 1995             Quarter        Quarter      Quarter      Quarter           Fiscal 1995

          Sales                   $21,851        $26,425      $27,537       $25,649
          Gross profit              2,208          2,763        2,301         2,092
          Income before income
          taxes                       444          1,136          467           188
          Net income                  262            674(1)       273           140
          Net income per share      $0.24          $0.61(1)     $0.25         $0.11


          Fiscal 1994

          Sales                   $15,301        $24,996      $26,383       $23,042
          Gross profit              1,898          2,925        2,923         1,730
          Income before income
          taxes                       466            610          634         1,401

          Net income                  275            355          374           887
          net income per share      $0.20          $0.32        $0.34         $0.75

          (1) Includes gain on business interruption claims of $423,000, net of related income taxes, or $0.38 per share.
          (2) Includes gain on involuntary conversion of plant facility and equipment and business interruption claims of $671,000,net of related income taxes, or $0.57 per weighted average share.

     Corporate Information

     Directors                             Stock Registrar and Transfer Agent

     Dan Pocapalia
     Chairman of the Board,                First Interstate Bank of California
     President and Chief Executive         707 Wilshire Boulevard
     Officer of KIT                        Los Angeles, California
                                           (800) 522-6645
     Fred W. Chel
     Business Consultant,
     Custom Fibreglass Manufacturing       Legal Counsel
     Company                               O'Melveny & Myers
                                           Los Angeles, California

     Frank S. Chan, Jr.
     Certified Public Accountant,          Accountants
     Partner, Frank S. Chan & Company      Coopers & Lybrand L.L.P.
                                           Los Angeles, California
     John W. H. Hinrichs
     Senior Vice President & Cashier,
     Farmers & Merchants Bank
     of Long Beach                         Form 10K
                                           A copy of the Company's current
     John F. Zaccaro                       annual report filed with the
     President and Executive Producer,     Securities and Exchange Commission
     The International Health and          (SEC) on Form 10-K, exclusive of
     Medical Film Festival, Inc.           exhibits, will be furnished to
                                           written request to Marlyce A.
                                           Faldetta, Corporate Secretary, KIT
                                           Manufacturing Company, Post Office
                                           Box 848,Long Beach, California 90801
     Officers
     Dan Pocapalia
     Chairman of the Board, President and
     Chief Executive Officer               Securities Information
                                           Kit Manufacturing Company's common
     Dale J. Gonzalez                      stock is traded on the American
     Senior Vice President and             Stock Exchange under the symbol KIT.
     Treasurer                             The following table reflect the high
                                           and low sales prices for each
                                           quarterly fiscal period
     Gerald R. Wannamaker                  in the past two years. There were
     Executive Vice President-Operations   approximately 420 shareholders of
                                           record as of January 12, 1996.


     Matthew S. Pulizzi                                         High    Low
     Vice President - Customer
     Relations                                 Fiscal 1995
                                                  1st Quarter   12 3/4   10
     Marlyce A. Faldetta                          2nd Quarter   12       9 7/8
     Corporate Secretary                          3rd Quarter   12 5/8   10
                                                  4th Quarter   12 1/4   10 1/4
     Executive Offices
     KIT Manufacturing Company
     530 East Wardlow Road,                    Fiscal 1994
     Post Office Box 848                           1st Quarter   10 1/8   8 3/4
     Long Beach, California 90801                  2nd Quarter   10 5/8   8 1/4
     (310) 595-7451                                3rd Quarter   14 3/4   9 3/4
                                                   4th Quarter   19 1/2   11 1/4
     Annual Meeting of Shareholders
     Tuesday, March 12, 1996, 9:00 A.M.
     Long Beach Marriott
     4700 Airport Plaza Drive
     Long Beach, California