Form 10-Q
period 1996-01-31
KIT MANUFACTURING CO
filed 1996-03-11
CIK 56151

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


          For Quarter Ended January 31, 1996 Commission file number 2-31520



                              KIT MANUFACTURING COMPANY
                (Exact name of registrant as specified in its charter)




                  California                       95-1525261

          (State or other jurisdiction of       (I.R.S.Employer
          incorporation or organization)       Identification No.)




          530 East Wardlow Road,P.O. Box 848,Long Beach,California    90801
              (Address of principal executive offices)           (Zip Code)





          Registrant's telephone number, including area code (310)595-7451






               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X  .  No       .

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of January 31, 1996.

                             Index to Exhibits - Page 10

                                    1 of 10 Pages
<P>







                                       PART I

                                FINANCIAL INFORMATION





















































                                        - 2 -

<P>




                                      KIT Manufacturing Company
                                        STATEMENTS OF INCOME
                           (Dollars in Thousands Except Per Share Amounts)

                                             (Unaudited)


                                        Three Months Ended
                                            January 31,
                                         1996         1995


   Sales                                 $17,971      $21,851


   Costs and
          Cost of sales                   16,017       19,643
          Selling, general and

             administrative                1,943        1,793
                                          17,960       21,436


   Operating income                           11          415


   Other income
       Interest income, net                    -           29


   Income before income taxes                 11          444

   Provision for income taxes

          (Note A)                             4          182

   Net income                                 $7         $262


   Average shares outstanding

          (Note B)                     1,110,934    1,110,934


   Net income per share
          (Note B)                         $0.01        $0.24


   Dividends per share                $      -     $      -







    The accompanying notes are an integral part of these financial statements

                                         -3-

<P>



                        KIT MANUFACTURING COMPANY

                             BALANCE SHEETS
                         (Dollars in thousands)

                                                           January 31,  October
                                                             1996         1995

   ASSETS                                                  (Unaudited)
          Cash and cash                                         $1,451      $2,218
          Accounts receivable, net                               6,135       7,350
          Inventories:
              Raw materials                                      3,200       2,543

              Work in process                                    1,238       1,055
              Finished goods                                     3,252       2,069
                Total inventories                                7,690       5,667
          Prepaids and deferred income                           1,479       1,589

                Total current assets                            16,755      16,824
          Property, plant and equipment, net                     6,321       6,388
          Other assets                                             164          90
                Total assets                                   $23,240     $23,302


   LIABILITIES AND SHAREHOLDERS'
          Note payable to bank                                  $1,200
          Accounts payable                                       3,727      $3,954
          Accrued payroll and related                            1,167       2,203

          Accrued marketing programs                             1,018         741
          Accrued expenses                                       1,153       1,309
          Income taxes payable                                      63         190
                Total current                                    8,328       8,397

          Deferred income taxes                                  1,399       1,399
                Total liabilities                                9,727       9,796

          Commitments and contingencies


          Shareholders' equity

          Common stock and additional paid-in capital,
              issued and outstanding 1,110,934 shares            1,592       1,592
          Retained earnings:
             Balance at beginning of period                     11,914      10,565
             Net income for period                                   7       1,349
             Balance at end of period                           11,921      11,914
                  Total shareholders' equity                    13,513      13,506
          Total liabilities and shareholders' equity           $23,240     $23,302








   The accompanying notes are an integral part of these financial statements
                                         -4-

<P>


                       KIT MANUFACTURING COMPANY
                        STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)
                                                           For the 3 months ended
                                                                   January 31,
                                                              1996           1995
   Cash flows from operating activities:
           Cash received from customers                        $19,186       $21,840
           Interest received                                         6            37

           Cash received from operations                        19,192        21,877

           Cash paid to suppliers and employees                 20,633        25,332

           Interest paid                                             7             8
           Income taxes paid                                       190           132
           Cash disbursed for operations                        20,830        25,472


   Net cash used in operating activities                       (1,638)       (3,595)    Net cash used in operating activities


   Cash flows from investing activities:
          Purchase of property, plant and equipment              (110)         (181)
          Changes in other current and non-current assets        (219)         (140)

   Net cash used in investing activities                         (329)         (321)

   Cash flows from financing activities:
           Proceeds from line-of-credit borrowings               1,200           700

   Net cash provided by financing activities                     1,200           700
   Net decrease in cash                                          (767)       (3,216)

   Cash at beginning of year                                     2,218         4,625
   Cash at end of period                                        $1,451        $1,409    Cash at end of period


   Reconciliation of net income to net cash used in operating activities:

   Net income                                                       $7          $262

   Adjustments to reconcile net income to net cash used in operating

   Depreciation                                                    169           136
   (Increase) decrease  in accounts                              1,215          (11)
   Increase in inventories                                     (2,023)       (2,757)
   Decrease  in accounts payable and accrued liabilities         (820)       (1,275)
   Increase (decrease) in income taxes payable                   (186)            50

   Net cash used in operating activities                      ($1,638)      ($3,595)    Net cash used in operating activities




   The accompanying notes are an integral part of these financial statements

                                          -5-

<P>



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

























                                        -  6 -
<P>




                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        FINANCIAL CONDITION - JANUARY 31, 1996 COMPARED TO OCTOBER 31, 1995

        Under first quarter market conditions, the Company borrowed on its line of credit to increase its inventories to prepare for the spring selling season. The Company's working capital remained unchanged due to the increase in inventories and a decrease in accounts receivable due to the decrease in sales. The current ratio was 2.0:1 at January 31, 1996 and at October 31, 1995.

        The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

        RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1996 COMPARED TO QUARTER ENDED JANUARY 31, 1995

        Total sales for the quarter ended January 31, 1996 were $17,971,000, an 18% decrease from sales of $21,851,000 for the same quarter of the prior year. The decrease consisted of a 49% decrease in manufactured housing sales and a 1% decrease in recreational vehicle sales. RV sales saw an decrease as a result of dealers adjusting their inventories from prior year levels. Manufactured housing sales declined due to extremely bad weather conditions not encountered during the previous comparable quarter causing a significant slowdown in retail sales.

        Cost of sales decreased 18% from the same quarter of the prior year due primarily to the decline in sales volume, but decreased 1% as a percent of sales. The increase in gross profit margins is chiefly attributed to increased sales of higher margin RV s compared to the first quarter of fiscal 1995.

        Selling, general and administrative expenses increased 8% over the same quarter of the prior year and rose 3% as a percent of sales. The increase was due to increases in marketing costs.

        Net interest expense for the current quarter increased in comparison to net interest income in the same quarter of the prior year. This was a consequence of a decrease in the average net short-term investments.

        Net income for the three months ended January 31, 1996 was $7,000, or $0.01 per share, compared to net income of $262,000, or $0.24 per share, for the same quarter of the prior year.













                                          -7-
<P>




                                      PART II

                                   OTHER INFORMATION


                                      Item 6 (a).

                           See Index to Exhibits on page 10.


                                      Item 6 (b).

     Form 8-K was not required to be filed during the quarter ended January
                                      31, 1996.













































                                         - 8 -
<P>






        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                KIT MANUFACTURING COMPANY
                                                      (Registrant)



        DATE 3/11/96                  /S/ Dan Pocapalia
                                      Dan Pocapalia
                                      Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)



        DATE 3/11/96                  /s/ Dale J.  Gonzalez
                                      Dale J. Gonzalez
                                      Senior Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)

































                                         - 9 -
<P>


                               KIT MANUFACTURING COMPANY
                                   INDEX TO EXHIBITS


        Item:

             (27) Financial Data Schedule






















































                                        - 10 -