Form 10-Q
period 1996-04-30
KIT MANUFACTURING CO
filed 1996-06-10
CIK 56151

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


          For Quarter Ended April 30, 1996     Commission file number 2-31520


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



      Registrant's telephone number, including area code: (310) 595-7451


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X  .  No       .

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of April 30, 1996.

                             Index to Exhibits - Page 11

                                    1 of 11 Pages

________________________________________________________________________________

                                       PART I

                                FINANCIAL INFORMATION









































                                        - 2 -
________________________________________________________________________________

                                        KIT MANUFACTURING
                                       STATEMENTS OF INCOME
                          (Dollars in Thousands Except Per Share Amounts)

                                            (Unaudited)

                                        Three Months Ended       Six Months Ended
                                            April 30,               April 30,
                                         1996        1995        1996        1995

   Sales                                 $28,679    $26,425    $46,650     $48,276


   Costs and
          Cost of sales                   25,229     23,662     41,246      43,305
          Selling, general and

             administrative                2,585      2,142      4,527       3,935
                                          27,814     25,804     45,773      47,240


   Operating income                          865        621        877       1,036
   Other income
       Proceeds from business                           501                    501

          (Note
       Interest income                      (26)         14       (26)          43


   Income before income taxes                839      1,136        851       1,580

   Provision for income taxes                336        462        340         644


   Net income                               $503       $674       $511        $936
        (Note A)

   Weighted average shares             1,110,934   1,110,93    1,110,9     1,110,9
        (Note B)

   Net income per share                    $0.45      $0.61      $0.46       $0.84
        (Note B)

   Dividends per share                 $      -     $      -    $           $








      The accompanying notes are an integral part of these financial statements
                                         -3-

________________________________________________________________________________

                          KIT MANUFACTURING COMPANY
                                BALANCE SHEETS

                            (Dollars in thousands)

                                                                 April    October
                                                                 1996       1995
                                                             (Unaudited)
   ASSETS
          Cash and cash investments                              $2,802     $2,218
          Accounts receivable, net                                7,851      7,350
          Inventories:
              Raw Material                                        3,303      2,543
              Work in Process                                     1,127      1,055
              Finished goods                                      3,185      2,069
                Total inventories                                 7,615      5,667
          Prepaids and deferred income taxes                      1,161      1,589
                Total current assets                             19,429     16,824
          Property, plant and                                     6,182      6,388
          Other assets                                              236         90
                Total assets                                    $25,847    $23,302

   LIABILITIES AND SHAREHOLDERS'

          Note payable to bank                                   $1,000
          Accounts payable                                        5,655     $3,954
          Accrued payroll and related                             1,881      2,203
          Accrued marketing programs                                368        741
          Accrued expenses                                        1,254      1,309
          Income taxes payable                                      273        190
                Total current liabilities                        10,431      8,397
          Deferred income taxes                                   1,399      1,399
                Total liabilities                                11,830      9,796

          Commitments and Contingencies


          Shareholders' equity:

          Common stock and additional paid in capital,
              issued and outstanding 1,110,934 shares             1,592      1,592
          Retained earnings:
             Balance at beginning of                             11,914     10,565
             Net income for period                                  511      1,349
             Balance at end of period                            12,425     11,914
                  Total shareholders'                            14,017     13,506
          Total liabilities and shareholders' equity            $25,847    $23,302



      The accompanying notes are an integral part of these financial statements

                                         -4-

________________________________________________________________________________

                          KIT MANUFACTURING COMPANY
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

                                 (Unaudited)
                                                               For the six months
                                                                    April 30,

                                                                1996       1995
   Cash flows from operating activities:
           Cash received from customers                         $46,14    $47,708
           Interest received                                        14         59
           Cash received from operations                        46,163     47,767

           Cash paid to suppliers and employees                 46,114     52,038
           Interest paid                                            41         16
           Income taxes paid                                       317        489
           Cash disbursed for operations                        46,472     52,543

   Net cash used in operating activities                         (309)    (4,776)    Net cash used in operating activities


  Cash flows from investing activities:
          Purchase of property, plant and equipment               (135)      (398)
          Changes in other current and non-current assets           28        (52)
   Net cash used in investing activities                          (107)      (450)

  Cash flows from financing activities:
           Proceeds from business interruption claim                 0        501
           Proceeds from line-of-credit borrowings               1,400      2,100
           Principal payments on line-of-credit borrowings        (400)    (1,000)
   Net cash provided by financing activities                     1,000      1,601

   Net increase (decrease) in cash                                 584    (3,625)    Net increase (decrease) in cash
   Cash at beginning of year                                     2,218      4,625
   Cash at end of period                                        $2,802     $1,000    Cash at end of period


 Reconciliation of net income to net cash used in

   Net income                                                     $511       $936

 Adustments to reconcile net income to net cash used in operating activities:
   Proceeds from business interruption claim                                 (501)
   Depreciation                                                    332        275
   Increase in accounts receivable                                (502)      (568)
   Increase in inventories                                      (1,948)   (4,589)
   (Decrease) increase  in accounts payable and                  1,275      (485)
   Increase in income taxes payable                                 23        156

   Net cash used in operating activities                         ($309)   ($4,776)    Net cash used in operating activities

       The accompanying notes are an integral part of these financial statements
                                          -5-

________________________________________________________________________________

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

   Note H - During the second quarter of fiscal 1995, the Company received $501,000 in insurance proceeds on a business interruption claim relative to the 1992 tornado damage at the McPherson, Kansas manufactured housing facility.






                                        -  6 -
________________________________________________________________________________

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        FINANCIAL CONDITION -APRIL 30, 1996 COMPARED TO OCTOBER 31, 1995

        Under second quarter market conditions, the Company continued to borrow on its line of credit to maintain inventory levels to provide for the second quarter increase in sales. The Company's working capital increased $571,000 due primarily to an increase in accounts receivable due to an increase in sales. The current ratio was 1.9:1 at April 30, 1996 and 2.0:1 at October 31, 1995.


        The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

        RESULTS OF OPERATIONS - QUARTER ENDED APRIL 30, 1996 COMPARED TO QUARTER ENDED APRIL 30, 1995

        Total sales for the quarter ended April 30, 1996 were $28,679,000, a nine percent increase from sales of $26,425,000 for the same quarter of the prior year. The increase consisted of a 16 percent increase in recreational vehicle sales and a decrease of 18 percent in manufactured housing sales. RV sales saw an increase as a result of continued demand for the entry-level product as well as a significant contribution in sales of KIT s newest product line. Manufactured housing sales are continuing to experience a general slowing in our market territory.

        Cost of sales increased seven percent from the same quarter of the prior year due primarily to the nine percent increase in sales volume, but decreased two percent as a percent of sales. The increase in gross profit margins is chiefly attributed to lower overall production costs at our new recreational vehicle production facility and at our consolidated manufactured housing plant, both in Caldwell, Idaho.

        Selling, general and administrative expenses increased 21 percent over the same quarter of the prior year and rose one percent as a percent of sales. The increase was due to an increase in marketing costs.

        Net interest expense as opposed to net interest income for the current quarter increased nearly three times. This was a consequence of a significant increase in the average net short-term borrowing.

        Net income from operations for the three months ended April 30, 1996 was $503,000, or $0.45 per share, compared to $373,000, or $0.34 per share, for the same quarter of the prior year. Net income for the quarter ended April 30, 1995 included an after tax gain on a business interruption claim of $301,000, or $0.27 per share.



                                          -7-
________________________________________________________________________________

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

        Total sales for the six months ended April 30, 1996 were $46,650,000, a three percent decrease from sales of $48,276,000 for the same quarter of the prior year. The decrease consisted of a 36 percent decrease in manufactured housing sales and a nine percent increase in recreational vehicle sales. RV sales in the Midwestern region saw an increase as a result of continued consumer demand for our entry-level RV product. The Western region recreational vehicle sales are up due to an increase in sales of our newest product line. The manufactured housing sales decrease was chiefly the result of an overall slowing in our market territory.

        Cost of sales decreased five percent from the same period of the prior year due principally to the three percent decrease in sales volume, and decreased one percent as a percent of sales. The rise in gross profit margins is chiefly attributed to reduced production costs at the new consolidated manufactured homes plant in Caldwell, Idaho.

        Selling, general and administrative expenses increased 15 percent over the same period of the prior year and rose two percent as a percent of sales. The increase was primarily due to increases in marketing costs.

        Net interest expense as opposed to net interest income in the same period of the prior year, increased 160 percent. This was a consequence of a significant increase in the average net short-term borrowing.

        Net income from operations for the six months ended April 30, 1996 was $511,000, or $.46 per share, compared to $635,000, or $0.57 per share, for the same period of the prior year. Net income for the six months ended April 30, 1995 included an after-tax gain from a business interruption claim of $301,000, or $0.27 per share.







                                          -8-
________________________________________________________________________________

                                      PART II

                                   OTHER INFORMATION


                                      Item 6 (a).

                           See Index to Exhibits on page 11.


                                      Item 6 (b).

         Form 8-K was not required to be filed during the quarter ended April
                                       30, 1996.
















                                         - 9 -
________________________________________________________________________________

        Pursuant to the requirements of the Securities Exchange Act of 1934,

        the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                KIT MANUFACTURING COMPANY
                                                      (Registrant)



        DATE JUNE 10, 1996          /s/DAN POCAPALIA______
                                    Dan Pocapalia
                                    Chairman of the Board,
                                    Chief Executive Officer and President
                                   (Principal Executive Officer)



        DATE JUNE 10, 1996          /s/DALE J. GONZALEZ_____
                                    Dale J. Gonzalez
                                    Senior Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)








                                        - 10 -
________________________________________________________________________________

                               KIT MANUFACTURING COMPANY
                                   INDEX TO EXHIBITS


        Item:

             (27) Financial Data Schedule













                                     - 11 -
________________________________________________________________________________