Form 10-Q
period 1996-07-31
KIT MANUFACTURING CO
filed 1996-09-05
CIK 56151

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


          For Quarter Ended July 31, 1996                        Commission
          file number 2-31520



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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of July 31, 1996.

                             Index to Exhibits - Page 11

                                    1 of 11 Pages

______________________________________________________________________________

                                       PART I

                                FINANCIAL INFORMATION

______________________________________________________________________________

                                        KIT MANUFACTURING
                                       STATEMENTS OF INCOME
                          (Dollars in Thousands Except Per Share Amounts)

                                            (Unaudited)



                                              Three Months Ended      Nine Months Ended
                                                   July 31,                July 31,
                                                1996        1995        1996        1995

   Sales                                       $23,924    $27,537   $70,575      $75,813


   Costs and
          Cost of sales                         20,718     25,236    61,965       68,541
          Selling, general and
             administrative                      2,413      2,027     6,939       5,965
                                                23,131     27,263     68,904      74,506


   Operating income                                793        274      1,671       1,307
   Other income (expense)
    Proceeds from business interruption claim      610        200        610         701
          (Note I)
    Interest income (expense), net                  12        (7)      (15)           36


   Income before income taxes                    1,415        467      2,266       2,044

   Provision for income taxes
          (Note A)                                 589        194        929         838


   Net income                                     $826       $273     $1,337      $1,206


   Weighted average shares
          (Note B)                            1,110,934   1,110,93    1,110,9     1,110,9


   Net income per share
          (Note B)                                $0.74      $0.25      $1.20       $1.09


   Dividends per share                        $      -     $      -    $           $








      The accompanying notes are an integral part of these financial statements
                                         -3-

______________________________________________________________________________

                          KIT MANUFACTURING COMPANY
                                BALANCE SHEETS
                            (Dollars in thousands)

                                                                July 31   October
                                                                 1996       1995
   ASSETS                                                     (Unaudited)
          Cash and cash investments                              $2,924     $2,218
          Accounts receivable, net                                5,150      7,350
          Inventories:
              Raw                                                 4,118      2,543
              Work in process                                     1,178      1,055
              Finished goods                                      4,496      2,069

                Total inventories                                 9,792      5,667

          Prepaids and deferred income                            1,039      1,589

                Total current assets                             18,905     16,824

          Property, plant and equipment, net                      6,136      6,388
          Other assets                                              258         90

                Total assets                                    $25,299    $23,302

   LIABILITIES AND SHAREHOLDERS' EQUITY

          Note payable to bank                                   $1,100
          Accounts payable                                        3,612     $3,954
          Accrued payroll and related                             1,869      2,203
          Accrued marketing programs                                648        741
          Accrued expenses                                        1,513      1,309
          Income taxes payable                                      315        190
                Total current liabilities                         9,057      8,397
          Deferred income taxes                                   1,399      1,399

                Total liabilities                                10,456      9,796

          Commitments and contingencies


          Shareholders' equity
          Common stock and additional paid-in capital,
              issued and outstanding 1,110,934 shares             1,592      1,592
          Retained earnings:
             Balance at beginning of period                      11,914     10,565
             Net income for period                                1,337      1,349

             Balance at end of period                            13,251     11,914

                  Total shareholders' equity                     14,843     13,506

          Total liabilities and shareholders' equity            $25,299    $23,302







      The accompanying notes are an integral part of these financial statements

                                         -4-

______________________________________________________________________________

                         KIT MANUFACTURING COMPANY
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                (Unaudited)
                                                            For the nine months ended
                                                                     July 31,
                                                                 1996       1995
   Cash flows from operating activities:
           Cash received from customers                         $72,974   $74,392
           Interest received                                         28        75

           Cash received from operations                         73,002    74,467

           Cash paid to suppliers and employees                  72,977    77,998
           Interest paid                                             43        39
           Income taxes paid                                        802       809

           Cash disbursed for operations                         73,822    78,846

   Net cash used in operating activities                           (820)   (4,379)


  Cash flows from investing activities:
          Purchase of property, plant and equipment                (252)     (764)
          Changes in other current and non-current assets            68      (374)

  Net cash used in investing activities                            (184)   (1,138)

 Cash flows from financing activities:
           Proceeds from business interruption claim                610       701
           Proceeds from line-of-credit borrowings                2,700     2,800
           Principal payments on line-of-credit borrowings       (1,600)   (1,800)

   Net cash provided by financing activities                      1,710     1,701

   Net increase (decrease) in cash                                  706    (3,816)
   Cash at beginning of year                                      2,218     4,625

   Cash at end of period                                         $2,924      $809


Reconciliation of net income to net cash used in operating activities:

   Net income                                                   $1,337     $1,206

Adjustments to reconcile net income to net cash used in operating activities:

   Proceeds from business interruption                            (610)      (701)
   Depreciation                                                    495        431
   Decrease (increase) in accounts                               2,197     (1,616)
   Increase in inventories                                      (4,124)    (3,163)
   Decrease in accounts payable and accrued                       (242)      (565)
   Increase in income taxes payable                                127         29

   Net cash used in operating activities                         ($820)   ($4,379)

       The accompanying notes are an integral part of these financial statements
                                          -5-

______________________________________________________________________________

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

   Note H - During the third quarter of fiscal 1995 and 1996, the Company received $200,000 and $610,000 in insurance proceeds, respectively, on a business interruption claim relative to the 1992 tornado damage at the McPherson, Kansas manufactured housing facility.



















                                        -  6 -
______________________________________________________________________________

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        FINANCIAL CONDITION -JULY 31, 1996 COMPARED TO OCTOBER 31, 1995

        Under third quarter market conditions, the Company continued to borrow on its line of credit to maintain inventory levels to provide for third quarter sales. The Company's working capital increased $1,421,000 due primarily to an increase in inventories. The current ratio was 2.1:1 at July 31, 1996 and 2.0:1 at October 31, 1995.

        The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

        RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1996 COMPARED TO QUARTER ENDED JULY 31, 1995

        Total sales for the quarter ended July 31, 1996 were $23,924,000, a 13 percent decrease from sales of $27,537,000 for the same quarter of the prior year. The decrease consisted of a 5 percent decrease in recreational vehicle sales and a decrease of 33 percent in manufactured housing sales. RV sales saw a decrease as a result of a decline in dealer inventories as they adjusted for a moderate slowing in retail demand. Manufactured housing sales are continuing to experience a general slowing in our market territory.

        Cost of sales decreased 18 percent from the same quarter of the prior year due primarily to the 13 percent decrease in sales volume, but also decreased 5 percent as a percent of sales. The increase in gross profit margins is chiefly attributed to lower overall production costs at our new recreational vehicle production facility and at our consolidated manufactured housing plant, both in Caldwell, Idaho.

        Selling, general and administrative expenses increased 19 percent over the same quarter of the prior year and rose three percent as a percent of sales. The increase was due to an increase in marketing costs.

        Net interest income as opposed to net interest expense for the current quarter increased nearly three times. This was a consequence of a significant increase in the average net short-term investments.

        Net income for the three months ended July 31, 1996 was $826,000, or $0.74 per share, compared to $273,000, or $0.25 per share, for the same quarter of the prior year. Net income for the quarter ended July 31, 1996 included an after tax gain on a business interruption claim of $360,000, or $0.32 per share. Net income for the quarter ended July 31, 1995 included an after tax gain on a business interruption claim of $117,000, or $0.11 per share.





                                          -7-
______________________________________________________________________________

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

        Total sales for the nine months ended July 31, 1996 were $70,575,000, a seven percent decrease from sales of $75,813,000 for the same period of the prior year. The decrease consisted of a 35 percent decrease in manufactured housing sales and a four percent increase in recreational vehicle sales. RV sales in the Western region saw an increase as a result of consumer demand for our newest RV product. The manufactured housing sales decrease was chiefly the result of an overall slowing in our market territory.

        Cost of sales decreased 10 percent from the same period of the prior year due principally to the seven percent decrease in sales volume, and decreased three percent as a percent of sales. The rise in gross profit margins is chiefly attributed to reduced production costs at the new consolidated manufactured homes plant in Caldwell, Idaho.

        Selling, general and administrative expenses increased 16 percent over the same period of the prior year and rose two percent as a percent of sales. The increase was primarily due to increases in marketing costs.

        Net interest expense as opposed to net interest income in the same period of the prior year, increased 142 percent. This was a consequence of a significant increase in the average net short-term borrowing.

        Net income for the nine months ended July 31, 1996 was $1,337,000, or $1.20 per share, compared to $1,206,000, or $1.09 per share, for the same period of the prior year. Net income for the nine months ended July 31, 1996 included an after-tax gain from a business interruption claim of $360,000, or $0.32 per share. Net income for the nine months ended July 31, 1995 included an after-tax gain from a business interruption claim of $414,000, or $0.37 per share.











                                          -8-
______________________________________________________________________________

                                      PART II

                                   OTHER INFORMATION


                                      Item 6 (a).

                           See Index to Exhibits on page 11.


                                      Item 6 (b).

          Form 8-K was not required to be filed during the quarter ended July
                                       31, 1996.












                                         - 9 -
______________________________________________________________________________

        Pursuant to the requirements of the Securities Exchange Act of 1934,

        the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   KIT MANUFACTURING COMPANY
                                         (Registrant)




        DATE September 4, 1996   /s/ Dan Pocapalia
                                  Dan Pocapalia
                                  Chairman of the Board,
                                  Chief Executive Officer and President
                                 (Principal Executive Officer)







        DATE September 4, 1996  /s/ Dale J. Gonzalez
                                 Dale J. Gonzalez
                                 Senior Vice President and Treasurer
                                (Principal Financial and Accounting Officer)













                                        - 10 -
______________________________________________________________________________

                               KIT MANUFACTURING COMPANY
                                   INDEX TO EXHIBITS


        Item:

             (27) Financial Data Schedule















                                        - 11 -
______________________________________________________________________________