Form 10-K
period 1996-10-31
KIT MANUFACTURING CO
filed 1997-01-30
CIK 56151

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
     (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended October 31, 1996
                                        OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from      to     .
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The approximate aggregate market value of voting stock held by non-affiliates of Registrant was $7,062,208 as of January 10, 1997.

                                    1,110,934
     (Number of shares of Common Stock outstanding as of January 10, 1997)

          Certain information called for by Parts I, II and IV is incorporated by reference to the registrant's Annual Report to shareholders for the fiscal year ended October 31, 1996 and the information called for by Part III is incorporated by reference to the registrant's definitive proxy statement to be filed with the Commission within 120 days after October 31, 1996.
                    The Index to Exhibits appears on page 16.
                                33 pages in total.

                                        PART I

          Item 1.   Business

                    General                    General

                    KIT Manufacturing Company ("Registrant") was incorporated in California in 1947, as the successor to a business founded in 1945. A description of Registrant's business during the last fiscal year appears on page 2 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996, which is incorporated herein by reference.

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

                    Set forth below are the percentages of revenues contributed by each class of similar products for the last three fiscal years:

                                                 Products Class
               Fiscal Year               Manufactured       Recreational
            Ended October 31,               Housing            Vehicles

                  1994                       30%                70%
                  1995                       27%                73%
                  1996                       22%                78%

                    Certain information regarding industry segments is set forth on page 10 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996, which is incorporated herein by reference.

                    Method of Product Distribution

                    Registrant sells its products to approximately 372 dealers in 34 states, 41 dealers in Canada and 1 dealer in Japan. Exclusive dealerships are not the pattern of the industry, and virtually all dealers also sell competing products. Registrant generally produces manufactured housing products only against orders received from dealers. Recreational vehicles are built for inventory particularly during the winter months in anticipation of greater demand during the spring months. (See "Seasonal Considerations" below.) Transportation charges are an important

          Item 1.   Continued

          factor in the cost of Registrant's products; therefore, distribution is generally a function of distance to the various markets and competitive conditions within these markets. (See
          Item 2, "Properties," for the locations of Registrant's principal plants.)

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

                    Backlog

                    Registrant does not consider the existence and level of backlog at any given date to be a significant factor affecting its business, except in establishing its production schedules. This is primarily due to the fact that orders may be cancelled up until the time the dealer takes delivery, although such cancellations have not been significant to date. The dollar amount of backlog, subject to the above described cancellation provision, was $8,247,330 and $7,705,796 at October 31, 1996 and 1995,
          respectively. All of the backlog existing at October 31, 1996 is expected to be filled within the current fiscal year.

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

                    Number of Employees

                    On October 31, 1996, Registrant had 990 employees at its manufacturing plants and executive offices.

                    Seasonal Considerations

                    Registrant's sales and production volume traditionally increase during the second and third quarters of the fiscal year. During fiscal 1996, fifty-four percent of sales were achieved during the second and third fiscal quarters.

                    Government Regulation

                    The manufacture and distribution of Registrant's manufactured housing and recreational vehicle products are subject to governmental regulation in the United States and Canada at the federal, state, provincial and local levels. Compliance with those governmental regulations, including provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, is not expected to have a material adverse effect on Registrant.

                    Business Risks

                    Demand for Registrant's products is dependent upon the availability and cost of gasoline, available credit and economic conditions. Credit and the economy favorably affected dealers and retail purchasers of Registrant's recreational vehicle products in fiscal 1996. The Registrant believes that the Midwestern region has seen an increase in demand in fiscal 1996 due to the continuing economic improvement.

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



          (1)
             Production facility leased by Registrant during fiscal 1995. Lease expires September 30, 1997.
          (2)
             Production facility leased to third party during fiscal 1996.
          (3)
             New plant production facility completed in January 1994.
          (4)
             Approximately 11,000-square foot warehouse added to production facility during fiscal 1993.
          (5)
             Production facility destroyed by a tornado on June 15, 1992;
            replaced in Caldwell, Idaho in 1994.

          Item 3.   Legal Proceedings

                    Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    Not applicable.

                                     PART II



          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                    Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996, at pages 1 and 12.

          Item 6.   Selected Financial Data

                    Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996, at page 11.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996, at page 3.

          Item 8.   Financial Statements and Supplementary Data

                    Information in response to this item is incorporated by reference from the Financial Statements and the Notes to Financial Statements in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996, at pages 4 through 9 and pages 12 through 14 of this Form 10-K.

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

                                        PART IV



          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1)   Financial Statements

                                                               Annual Report
                                                                  Page(s)

                    Balance Sheets at October 31, 1996 and
                      1995                                           4

                    Statements of Income for each of the three
                      years in the period ended October 31, 1996     5

                    Statements of Shareholders' Equity for each
                      of the three years in the period ended
                      October 31, 1996                               5


                    Statements of Cash Flows for each of
                      the three years in the period ended
                      October 31, 1996                                6


                    Notes To Financial Statements                     7-9

                    Report of Independent Accountants                 9





                    The financial statements and the Report of Independent Accountants listed in the above index which are included in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996 are hereby incorporated by reference. With the exception of the items referred to above and in Items 1, 5, 6, 7 and 8, Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1996 is not to be deemed filed as part of this report.

          Item 14.  Continued

          (a) (2)   Fnancial Statement Schedules

                                                                 FORM
                                                                 10-K
                                                                 PAGE

                    Report of Independent Accountants on
                      Schedules                                   12

                    Schedules:

                    For each of the three years in the
                      period ended October 31, 1996

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

          (a) (3)   Exhibits                    Exhibits

          (3) Articles of Incorporation and By-Laws adopted by Registrant.

          (10)      Material Contracts.

                         (A)       1.   Incentive Bonus Plan.

          (13)      Annual report to security holders.

          (b)       Reports on Form 8-K

                    No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1996.

                    REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES

          To the Shareholders and Board of Directors of KIT Manufacturing Company

                    Our report on the financial statements of KIT Manufacturing Company has been incorporated by reference in this Form 10-K from page 9 of the 1996 Annual Report to Shareholders of KIT Manufacturing Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 11 of this Form 10-K.

                    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



          COOPERS & LYBRAND L.L.P.

          Los Angeles, California
          December 20, 1996


                                             KIT MANUFACTURING COMPANY

                                                   SCHEDULE II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                For The Years Ended October 31, 1996, 1995 And 1994



                   Col. A                   Col. B              Col. C             Col. D       Col. E

                                                               Additions
                                                            (1)         (2)
                                                         Charged To  Charged To
                                            Balance At     Costs       Other                   Balance At
                                           Beginning Of     And      Accounts -  Deductions -    End Of
                   Description                Period      Expenses    Describe     Describe      Period

        Allowance for doubtful accounts:

            Year ended October 31, 1994       $49,000       $7,000                 $12,000 (A)    $44,000

            Year ended October 31, 1995       $44,000       $  -                   $  -           $44,000

            Year ended October 31, 1996       $44,000       $  -                   $1,000 (A)     $43,000






        (A)           Write-off of uncollectible accounts.


                                           KIT MANUFACTURING COMPANY

                                                  SCHEDULE IX
                                             SHORT-TERM BORROWINGS
                              For The Years Ended October 31, 1996, 1995 And 1994
   Col.A                                     Col.B             Col.C                Col.D            Col.E              Col.F

                            Balance At                          Maximum Amount           Weighted Average        Weighted Average
Category Of Aggregate        End Of       Weighted Average       Outstanding             Outstanding              Interest Rate
Borrowings                  Period        Interest Rate       During The Period(B)     During The Period(C)   During The Period(C)
Year ended October 31, 1994:

 Unsecured revolving
 credit agreement (A)          -0-                *           $5,400,000                   $2,159,000                6.4%

 Year ended October 31, 1995:

   Unsecured revolving
   credit agreement (A)         -0-                *           $1,300,000                     $722,000               8.8%

   Year ended October 31, 1996:

   Unsecured revolving
   credit agreement (A)         -0-                *           $1,600,000                     $697,000               8.0%

   (A) The Registrant is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the bank's prime rate and certain minimum requirements as to the Registrant's working capital and debt to equity relationships. The maximum borrowing permitted is the lesser of $7,500,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000.

   (B)      Based on month-end balances.
   (C) Based on the daily balances and interest rates during the year.

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

                                                 KIT Manufacturing Company
                                                 By: /s/ Dan Pocapalia
                                                         Dan Pocapalia
                                                     Chairman of the Board,
                                                 Chief Executive Officer and
                                                          President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        /s/ Dan Pocapalia Jan. 13, 1997    /s/ John W.H. Hinricks  Jan. 13, 1997

        Dan Pocapalia                           John W.H. Hinricks
        Chairman of the Board,                  Director
        Chief Executive Officer
        and President (Principal
        Executive Officer)



        /s/ John F. Zaccaro   Jan. 13, 1997 /s/ Frank S. Chan Jan. 13, 1997
        John F. Zaccaro                         Frank S. Chan
        Director                                Director



        /s/ Dale J. Gonzalez  Jan. 13, 1997 /s/ Fred W. Chel Jan. 13, 1997

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

          (13)     Annual Report to Shareholders                      *










          *Incorporated by reference

        (3)      Articles of Incorporation and By-Laws

                          The amended and restated Articles of
                 Incorporation and By-Laws of the Registrant are hereby incorporated by reference from the exhibits to Form 10-K (File No. 2-31520) as filed for the fiscal year ended October 31, 1987.













          *Incorporated by reference

        (10)     Material Contracts

        (A)            1.       Incentive Bonus Plan

                                Registrant maintains an Incentive Bonus
                       Plan under which incentive bonuses may be paid to key management personnel pursuant to individual agreements relating to the profitability of the participant's area of responsibility. The amount of the bonus paid generally increases as the profitability of the area of responsibility increases. Time periods for which performance is measured include fiscal quarters and in some cases fiscal years. Payments are typically made within 75 days after the time period for which performance is measured. The agreements are reviewed annually and may be terminated at will by either party.








          *Incorporated by reference

                           KIT Manufacturing Company

                              1996 Annual Report


   KIT Manufacturing Company
   Financial Highlights
   (Dollars in thousands except per share amounts)
                                  1996         1995         1994       1993        1992
   Operating Results for the
   Year Ended October 31

   Sales                         $97,158     $101,462      $89,722    $59,122     $55,469
   Net income                    1,431(1)     1,349(2)     1,891(3)        33      1,458(4)
        Per share                $1.29(1)     $1.21(2)     $1.61(3)     $0.02      $0.99(4)
   Shares outstanding           1,110,934    1,110,934    1,177,283 1,472,389     1,472,389
   Working capital               $8,515       $8,427       $7,622     $10,832    $12,213


   (1) Includes gain on business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

   (2) Includes gain on business interruption claim of $423,000, net of related income taxes, or $0.38 per share.

   (3) Includes gain on involuntary conversion of plant facility and equipment and business interruption claim 671,000, net of related income taxes, or $0.57 per share.

   (4) Includes gain on involuntary conversion of plant facility and equipment of $1,118,000, net of related income taxes, or $0.76 per share.







   About the Company:

   KIT Manufacturing Company produces manufactured housing and recreational vehicles marketed by an independent dealer network in 21 states in the West, Midwest, South and Southeast sectors and Canada and Japan.
   KIT homes are permanent living structures that are built utilizing materials similar to conventional housing. KIT recreational vehicle products are used primarily for camping or vacation travel and provide a variety of living accommodations.

   To Our Shareholders:

        Operating income rose 19% in fiscal 1996 to $1,774,000 while sales declined 4%. This improvement in earnings from operations was attributed to operating efficiencies, coupled with a decline in certain expansion costs in our newest RV and manufactured housing plants. The expansion projects at the recreational vehicle and manufactured housing plants, completed in the latter part of fiscal 1995, were designed to increase operating capacity.

        Net income rose 6% to $1,431,000, or $1.29 per share, in comparison to net income in fiscal 1995 of $1,349,000, or $1.21 per share. Net income for both fiscal years includes after-tax gains from a business interruption claim of $373,000, or $.34 per share, in fiscal 1996 and $423,000, or $.38 per share, in fiscal 1995. These gains are the result of an insurance claim arising from the 1992 tornado damage to our McPherson, Kansas manufacturing facility. This plant was closed in 1992.

        Industry-wide recreational vehicle sales were impacted by economic uncertainty during the third and forth quarters of fiscal 1996. Despite this fact, KIT's RV sales rose in comparison to 1995. This was in large part due to increased demand due to KIT's commitment to developing innovative floor plans and interior designs, thereby providing the retail consumer with value and quality. In addition, these continuing improvements to our RV product lines have enabled the Company to expand its dealer base by providing both the new and existing dealers with products that remain competitive in the market place.

        The manufactured housing division is currently in the process of expanding its plant by approximately 40%. This expansion should be completed sometime in March 1997. Management feels that the increased capacity as well as the progress made through several operational changes, should position KIT to take advantage of the expanding demand for the KIT manufactured home in all of our sales regions.

        The most recent National RV show in Louisville, Kentucky as well as our annual manufactured housing "neighborhood" show in Boise, Idaho held during the latter part of 1996 provided management with an optimistic view of what lies ahead for fiscal 1997. Our recreational vehicle p r oduct lines and our manufactured homes, with a multitude of innovations, were well received by the dalers. Both of these shows generated a significant amount of sales to the existing dealers and gave us the opportunity to enhance our dealer network.

        The Company remains in a strong financial position to take advantage of anticipated current and future demand. KIT has no long term debt and its line of credit remains unused at fiscal year end. In addition, working capital increased from fiscal 1995 and current assets remain at more than double current liabilities.

        Fiscal 1997 will see the Company continue to concentrate on providing new and existing dealers with high quality, innovative products. First quarter operations will be affected by the severe weather and flooding conditions on the West coast, however, management feels confident in the coming fiscal year that the Company will remain creative as well as competitive in our market territory.

   Sincerely,

   Dan Pocapalia
   Chairman, President and
   Chief Executive Officer

   Recreational Vehicles

        KIT  is  one  of  the largest manufacturers of  travel trailers and fifth-wheels in the United States. This position is the result of 52 years of delivering the highest quality and value to our customers. In a recent survey of all recreational vehicle dealers by the RVDA, KIT ranked as one of the highest rated manufacturers in the United States on product design, floor plans, construction and service.
        T h e baby-boomer generation along with younger families are discovering the affordability and comfort of recreational vehicle travel. The Company's philosophy of uncompromising quality control standards has driven KIT to new heights in retail customer loyalty from the oldest to the newest members of RV lifestyle.
        KIT's RV products incorporate high quality, reliable name-brand appliances, interior components and accessories. In our 1997 product lines, the Company introduced many new innovations in our models in response to our customers' requests. In addition to the new interiors introduced in the 1996 models, the 1997 floor plans have been further enhanced. Because of these changes, KIT has been able to significantly improve the size of its dealer network.
        KIT produces a wide range of recreational vehicle products in its manufacturing facilities in Caldwell, Idaho and McPherson, Kansas. KIT RV s measure from 17 to 39 feet in length, are more than eight feet wide and provide sleeping accommodations from 2 to 10 persons.
        KIT produces its travel trailers and fifth-wheels under the brand names of Road Ranger, Companion, Sportsmaster and Patio Hauler.
        T h e entry level Sportsmaster brand continues to move up dramatically in the market place, offering many quality features as standard equipment.
        The Road Ranger and Companion name lines, with over thirty floor plans, are in the mid-priced market. These models feature a wide range of features for the consumer. Road Ranger Elite and Companion Cordova models are our high-end product offering. These models provide the largest living and storage areas in their price range. They appeal to the discerning buyer and offer a vast selection of features as standard equipment.
        Designed for adventure, the Patio Hauler features a cargo area for hauling off-road vehicles and other sporting equipment. The cargo area then converts to an enclosed patio when the "toys" are removed. The five available floor plans all feature the patio concept as well as provide the buyer with a separate, fully appointed living area away from the patio.
        Retail prices for the more than 30 KIT floor plans range from $11,000 to $48,000. This range covers approximately 80 percent of the travel trailer and fifth-wheel market.
        More than 300 independent dealers now distrbute KIT recreational vehicles to the retail consumer throughout the continental United States, Canada and Japan. KIT provides its dealer network system with national media advertising, sales literature, training and special support programs, along with its national reputation for product quality and service.
        RV use is a flourishing source of recreation and relaxation for many Americans regardless of age or economic background. Over the past 52 years, KIT has supplied this growing market with the quality and affordability that fulfills the desires of people who enjoy this type of comfort and convenience. The Company continues to strive for excellence in its products and service in its quest to make the RV experience a most enjoyable one for its many satisfied customers.

   Manufactured Housing

        T h e manufactured housing division continues its profitable operations. Value pricing coupled with a continuing emphasis on reducing operating costs has had a positive effect on the financial results of the housing products division.
        M a nufactured housing builds both single and multi-sectioned dwellings designed to be transported to a prepared homesite. Multi-sectioned homes offer the appearance and living space of traditional site-built housing and have become the dominant portion of our  sales.  KIT  homes  are  built  in  a  controlled environment which minimizes the variables inherent in outdoor construction. By standardizing models we can build homes with greater efficiency, and consequently at lower cost, than site-built homes with the same features.
        The manufactured housing division continues to aggressively develop new products that incorporate innovative floor plans, modern colors and functional design. KIT manufactured homes are distributed from production facilities in Caldwell, Idaho through a network of approximately 63 dealers located in 9 Western states.
        KIT's homes are marketed in five product lines. The Oakcrest 14' wide home offers gracious, convenient living in modest floor space. The Royal Oaks home appeals to buyers with an interest in deluxe entry-level housing. Our Sierra homes are generally larger and provide a wide array of styles and custom features. The Golden State line, our most elegant series of homes, provides outstanding value for individuals who place a premium on comfort and luxury. Introduced in 1994, the Briercrest was designed specifically with subdivision application in mind as the home is sold with an attached garage and is basement applicable. Living space in the 52 available floor plans range from about 530 to more than 2,500 square feet. Retail prices, exclusive of land costs, range from approximately $20,000 to $120,000.
        As the nation continues to search for solutions to the problem of a f f ordable, single-family housing, KIT stands ready to provide attractive, energy-efficient homes at competitive prices.

   KIT Manufacturing Company
   Management's Discussion And Analysis of Results of Operations and Financial Condition

   Results of Operations

   Fiscal 1996 Compared to 1995

        Sales declined 4% to $97.2 million compared to the prior year. Net income increased to $1,431,000, or $1.29 per share, compared to $1,349,000, or $1.21 per share, in 1995. Net income in 1996 and 1995
   i n cludes after-tax gains from insurance proceeds on a business interruption claim of $373,000, or $0.34 per share and $423,000, or $0.38 per share, respectively. Both divisions implemented modest price increases in 1996 and 1995 to counter cost increases in raw material costs. Operating income in the manufactured housing division rose significantly due a major decrease in operating costs as the division completed a consolidation of two operating plants.
        Recreational vehicle division sales increased 2% to $75.6 million. Despite an overall decrease in RV shipments of 5% to 5,229 units, fifth-wheel model shipments rose to 2,501 units from 2,320 shipped last year. Travel trailer shipments declined 15% to 2,732 units, however the model mix moved toward higher priced units. Management of the Company believes that the trend in sales of higher priced units will continue in fiscal 1997.
        Manufactured housing sales declined 21% to $21.6 million. This decrease reflected a 49% decline in shipments of single-section homes to 59 units and a 22% decrease in shipments of multi-section homes to 519 units. Total unit shipments decreased 26% to 578 homes in fiscal 1996.
        Gross profit as a percent of sales increased to 11% in comparison to 9.2% in 1995. The primary reasons for the increase were an increase in operating efficiencies, improved sales volume and a decline in start-up costs at the new RV plant and a decline in manufactured housing costs due to the plant consolidation.
        Selling, general and administrative expenses rose 13% to 9.2% of sales in comparison to fiscal 1995. The Company increased its selling costs in RV's in order to maintain market share as competition increased.
        Net interest expense of $13,000 as compared to net interest income of $42,000 in 1995 was the result of higher average borrowing levels as the Company maintained its inventories at a higher average level than in fiscal 1995.

   Fiscal 1995 Compared to 1994

        Sales increased 13% to $101.5 million compared to fiscal 1994. Net income decreased to $1,349,000, or $1.21 per share, compared to $1,891,000, or $1.61 per share, in fiscal 1994. Net income in 1995 and 1994 includes an after tax-gain from insurance proceeds on a business interruption claim and an after-tax gain on an involuntary conversion of plant facility and equipment of $423,000 or $.38 per share, and $671,000, or $0.57 per share, respectively.
        Recreational vehicle division sales increased 18% to $74.2 million. Product line innovations and new models resulted in an overall increase in RV shipments of 10% to 5,516 units. Travel trailer shipments rose 19% to 3,196 units. Fifth-wheel model shipments increased to 2,320 units from 2,318 shipped in 1994.
        Manufactured housing sales rose 1% to $27.3 million. Total unit shipments decreased to 781 units in fiscal 1995.
        Gross profit as a percent of sales declined to 9.2% in comparison to 10.6% in 1994. The primary reasons for the decrease were an increase in sales of lower margin RV's over fiscal 1994 and an increase in start-up and plant consolidation costs.
        Selling, general and administrative expenses decreased 5% to 7.8% of sales in comparison to fiscal 1994 as the Company continued to hold down these costs.
        Net interest income of $42,000 as compared to $16,000 in fiscal 1994 was the result of lower average borrowing levels than in 1994.

   Liquidity and Capital Resources

        The financial position of the Company continues to remain strong. The current ratio at fiscal year end 1996 rose to 2.1 from 2.0 in fiscal 1995 due to an increase in receivables and inventories.
        In addition to funding capital requirements with available funds, the Company, through financing activities, funds seasonal working capital requirements with cash from periodic borrowings on its unsecured revolving line of credit. See Note 4 of the Notes to Financial
   Statements for discussion of the line of credit. There were no borrowings against the line of credit at fiscal year-end 1996 or 1995.
        The Company believes that available funds, supplemented as needed with funds available on its line of credit, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

   KIT Manufacturing Company
   Balance Sheets

   October 31,                                                 1996             1995
   ASSETS
   Current Assets
       Cash and cash investments                            $2,281,000        $2,218,000
       Accounts receivable, net of allowance for doubtful
          accounts of $43,000 in 1996 and $44,000 in 1995    8,026,000         7,350,000
       Inventories                                           7,169,000         5,667,000
       Prepaids and deferred income taxes                    1,241,000         1,589,000
             Total Current Assets                           18,717,000        16,824,000
   Property, Plant and Equipment, at cost
       Land                                                    492,000           492,000
       Buildings and improvements                            6,856,000         6,898,000
       Machinery and equipment                               4,233,000         3,942,000
       Construction in progress                                175,000             8,000
                                                            11,756,000        11,340,000
          Less accumulated depreciation                     (5,437,000)       (4,952,000)
                                                             6,319,000         6,388,000
   Other Assets                                                103,000            90,000

                                                           $25,139,000          $23,302,000

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current Liabilities
      Accounts payable                                      $3,685,000        $3,954,000
      Accrued payroll and payroll related liabilities        2,256,000         2,203,000
      Accrued marketing programs                             1,104,000           741,000
      Accrued expenses                                       1,664,000         1,309,000
      Income taxes payable                                      24,000           190,000
         Total Current Liabilities                           8,733,000         8,397,000
      Deferred Income Taxes                                  1,469,000         1,399,000
                                                            10,202,000         9,796,000
   Commitments and Contingencies


   Shareholders' Equity

       Preferred stock, $1 par value; authorized 1,000,000 shares; none issued

       Common stock, without par value; authorized
       5,000,000 shares;issued and outstanding 1,110,934
       shares in 1996 and 1995                                 750,000           750,000
       Additional paid-in capital                              842,000           842,000
       Retained earnings                                    13,345,000        11,914,000
          Total Shareholders' Equity                        14,937,000        13,506,000

                                                           $25,139,000       $23,302,000

   The accompanying notes are an integral part of these financial statements.


   KIT Manufacturing Company
   Statements of Income

   For the Years Ended October 31,             1996           1995                 1994

  Sales                                   $97,158,000         $101,462,000      $89,722,000
   Costs and expenses
       Cost of sales                       86,473,000           92,098,000       80,246,000
       Selling, general and administrative
        expenses                            8,911,000            7,872,000        7,472,000
                                           95,384,000           99,970,000       87,718,000

   Operating income                         1,774,000            1,492,000        2,004,000

   Other income

       Interest (expense) income, net          (13,000)             42,000            16,000
       Gain on involuntary conversion of plant
          facility and equipment                                                     779,000
       Gain on business interruption claim     620,000             701,000           312,000
   Income before income taxes                2,381,000           2,235,000         3,111,000
   Provision for income taxes                  950,000             886,000         1,220,000

   Net income                               $1,431,000          $1,349,000        $1,891,000

   Net income per share                          $1.29               $1.21             $1.61

   Shares outstanding                        1,110,934           1,110,934         1,177,283



   Statements of Shareholders' Equity
                                         Common Stock          Additional            Retained
                                     Shares         Amount    Paid-In Capital        Earnings           Total
   Balance, October 31, 1993        1,472,389     $994,000      $1,115,000          $11,821,000      $13,930,000
       Net income                                                                     1,891,000        1,891,000
       Repurchase of Common Stock    (361,455)    (244,000)       (273,000)          (3,147,000)      (3,664,000)
   Balance, October 31, 1994        1,110,934      750,000         842,000           10,565,000       12,157,000
       Net income                                                                     1,349,000        1,349,000
   Balance, October 31, 1995        1,110,934      750,000         842,000           11,914,000       13,506,000
       Net income                                                                     1,431,000        1,431,000
   Balance, October 31, 1996        1,110,934     $750,000        $842,000          $13,345,000      $14,937,000

   The accompanying notes are an integral part of these financial statements.



   KIT Manufacturing Company
   Statements of Cash Flows

   For the Years Ended October 31,                          1996               1995                 1994
   Cash Flows From Operating Activities:
     Cash received from customers                        $96,711,000        $100,449,000        $87,480,000
     Interest received                                        53,000              87,000            116,000
     Cash received from operations                        96,764,000         100,536,000         87,596,000

     Cash paid to suppliers and employees                 95,593,000         101,061,000         84,133,000
     Interest paid                                            66,000              45,000            100,000
     Income taxes paid                                     1,073,000             908,000            837,000
     Cash disbursed for operations                        96,732,000         102,014,000         85,070,000
   Net cash provided by (used in) operating activities        32,000          (1,478,000)         2,526,000

   Cash Flows From Investing Activities:
      Purchase of property, plant and equipment, net        (434,000)         (1,251,000)         (3,622,000)
      Insurance proceeds from involuntary conversion of
        plant facility and equipment and business
        interruption claim                                   620,000             701,000           1,259,000
      Changes in other current and non-current assets       (155,000)           (379,000)           (358,000)
   Net cash provided by (used in) investing activities        31,000            (929,000)         (2,721,000)

   Cash Flows From Financing Activities:
      Funds used to repurchase common stock                                                       (3,664,000)
      Proceeds from line-of-credit borrowings              4,900,000           2,800,000           9,800,000
      Principal payments on line-of-credit borrowings     (4,900,000)         (2,800,000)         (9,800,000)
   Net cash used in financing activities                                                          (3,664,000)

   Net increase (decrease) in cash                            63,000          (2,407,000)         (3,859,000)
   Cash and cash investments at beginning of year          2,218,000           4,625,000           8,484,000
   Cash and cash investments at end of year               $2,281,000          $2,218,000          $4,625,000

   Reconciliation of Net Income to Net Cash Provided by
      (Used in) Operating Activities:
   Net income                                             $1,431,000          $1,349,000          $1,891,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:

   Depreciation                                              670,000             597,000             478,000
   Gain on involuntary conversion of plant facility
      and equipment and business interruption claims        (620,000)           (701,000)         (1,091,000)
   Increase in accounts and notes receivable                (676,000)         (1,209,000)         (1,151,000)
   (Increase) decrease in inventories                     (1,501,000)         (1,575,000)             41,000
   Increase in accounts payable and accruals                 894,000              29,000           2,225,000
   (Decrease) increase in income taxes payable              (166,000)             32,000             133,000

   Net cash provided by (used in) operating activities       $32,000         $(1,478,000)         $2,526,000

   The accompanying notes are an integral part of these financial statements.

   KIT Manufacturing Company
   Notes to Financial Statements

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

   Depreciation and Amortization
        For financial reporting purposes, depreciation and amortization of p r o perty, plant and equipment is generally provided for on a straight-line basis, using estimated useful lives of 10 years for land improvements, 20 to 33-1/3 years for buildings and improvements, 3 to 10 years for equipment and lease terms for leasehold improvements. Upon sale or disposition of assets, any gain or loss is included in the statement of income. Expenditures for maintenance, repairs and minor r e n ewals are charged to expense as incurred; expenditures for betterments and major renewals are capitalized.

   Income Taxes
     The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse.

   Income Per Share
     Income per share amounts are based on the weighted average number of common shares outstanding during the year. During fiscal 1994, the Company repurchased 361,455 common shares from the family of one of its f o unders. Total weighted average common shares outstanding were 1,110,934 for fiscal 1996 and 1995, and 1,177,283 for fiscal 1994.



   Insurance
     The Company is self-insured for workers compensation for its plant locations, officers and directors, and product liability. The Company has recognized an estimated potential liability for incurred but not reported claims. The Company recognized experience refunds from its medical insurance carrier amounting to $230,000 in 1996, $195000 in 1995, and $168,000 in 1994.

   Estimates
     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   Stock Options
     In October 1995, the Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company is currently studying the effects of adopting SFAS 123.



   2. Involuntary Conversion of Plant Facility and Equipment and Business Interruption Claim
     In mid-June, 1992, the McPherson, Kansas manufactured housing plant f a cility was destroyed by a tornado. In addition, all of the manufacturing equipment and inventories were lost to water and wind damage. The storm also destroyed the finished goods inventory of the RV manufacturing plant in the same location. A gain of $779,000 was recorded by the Company in 1994, representing the difference between insurance proceeds and the net book value of those items destroyed by the tornado. The Company has also recorded gains in 1996, 1995 and 1994 of $620,000, $701,000 and $312,000, respectively, for a business interruption claim relative to this matter. The insurance proceeds were used to construct the new manufactured housing plant in Caldwell, Idaho, which became operational in February 1994.

   KIT Manufacturing Company
   Notes to Financial Statements

   3. Stock Options
     During June 1994, the Company granted to five officers of the Company, options to purchase up to 96,944 shares of the Company's common stock, at 100% of the then fair value, or $10.38 per share. Also in June 1994, the Company granted to one such officer an additional option to purchase up to 35,056 shares of the Company's common stock, at 110% of the then fair value, or $11.41 per share. Options granted vest in four equal annual installments beginning one year after the date of the grant. The options to purchase the 96,944 shares of the Company's common stock remain outstanding (subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 10 years from the date of grant. The option to purchase the 35,056 additional shares of the Company's common stock remains outstanding (subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 5 years from the date of grant. On October 31, 1996 and 1995, total unexercised options were 132,000, of which 66,000 and 33,000 options, respectively, were exercisable.



   4. Bank Credit Line
     The Company is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the lesser of the bank s prime rate or market rate, and certain minimum requirements as to the Company s working capital and debt-to-equity relationships. At October 31, 1996, there was no outstanding balance on the revolving credit line, and the maximum borrowing permitted was the lesser of $7,500,000 or the sum of 80% of eligible trade receivables and 50% of i n ventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000. Interest costs charged to expense for the fiscal years 1996, 1995 and 1994 were $66,000, $45,000 and $100,000, respectively. In fiscal 1994, the Company capitalized $40,000 of interest cost to buildings and improvements.

   5. Commitments and Contingencies
     The Company was contingently liable at October 31, 1996 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The total value of finished units subject to such agreements as of October 31, 1996 and 1995 was approximately $15,644,000 and $15,350,000, respectively.
     In addition, the Company is contingently liable to financial institutions for standby letters of credit totalling $748,000 and $415,000 as of October 31, 1996 and 1995, respectively. These letters of c r e d i t were established to satisfy the self-insured workers compensation regulations of the states in which the Company conducts manufacturing operations.
     Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

   6. Income Taxes
           The components of the provision (benefit) for income taxes are as follows (dollars in thousands):
   October 31,                            1996           1995              1994
   Current:
         Federal                        $712,000       $724,000          $783,000
         State                           195,000        216,000           187,000
                                         907,000        940,000           970,000

   Deferred:
         Federal                          47,000        (19,000)          195,000
         State                            (4,000)       (35,000)           55,000
                                          43,000        (54,000)          250,000

                                        $950,000       $886,000        $1,220,000

     The sources of deferred taxes were as follows:
   October 31,                               1996           1995           1994
   Accrued warranty costs                $(52,000)      $(59,000)        $(70,000)
   Workers' compensation reserves          31,000        (35,000)         (58,000)
   State income and franchise taxes         7,000         70,000          (75,000)
   Involuntary conversion of plant
   facility & equipment                                                   325,000
   Inventory cost capitalization          (16,000)      (121,000)          81,000
   Accelerated depreciation                70,000         92,000           47,000
   Product liability reserves and other     3,000         (1,000)
                                          $43,000       $(54,000)        $250,000

KIT Manufacturing Company
Notes to Financial Statements

  6. Income Taxes Continued
      Reconciliation of the effective tax rates and the U.S. statutory tax rate is summarized as follows:
  October 31,                                 1996               1995              1994
  Statutory tax rate                          34.0%              34.0%             34.0%
  State tax provision, net of
    federal tax effect                         4.1                5.3              (1.0)
  Tax exempt interest                          (.3)               (.4)             (1.0)
  Other                                        2.1                 .7               1.1
                                              39.9               39.6              39.2

      The components of the deferred tax asset and liability are as follows:
  October 31,                                 1996               1995
  Deferred tax asset:
    Allowance for doubtful accounts          $20,000            $20,000
    Inventory adjustment                     138,000            122,000
    Accrued expenses                         592,000            573,000
    State income taxes                        97,000            104,000
                                            $847,000           $819,000
  Deferred tax liability:
    Accelerated depreciation                $374,000           $304,000
    Involuntary conversion of plant
      facility and equipment               1,095,000          1,095,000
                                          $1,469,000         $1,399,000

   The Company did not record a valuation allowance against the deferred tax asset in fiscal 1996 or 1995.

   7.  Inventories
     Inventories are summarized as follows:
   October 31,                                    1996           1995
   Raw material                               $3,413,000       $2,543,000
   Work in process                             1,230,000        1,055,000
   Finished goods                              2,526,000        2,069,000
                                              $7,169,000       $5,667,000

   The excess of current replacement cost over last-in, first-out cost was $1,234,000 at October 31, 1996 and $1,308,000 at October 31, 1995.


   8. Industry Segment Information
     Information about the Company's operations within industry segments for the years ended October 31, 1996, 1995 and 1994 is presented on page 10.


   Report of Independent Accountants

   To the Shareholders and Board of Directors of KIT Manufacturing Company

     We have audited the accompanying balance sheets of KIT Manufacturing Company as of October 31, 1996 and 1995 and the related statements of income, shareholders equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KIT Manufacturing Company as of October 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

   Los Angeles, California                   Coopers & Lybrand, LLP
   December 20, 1996


   KIT Manufacturing Company
   Industry Segment Information
   October 31,                                 1996           1995           1994
   (Dollars in thousands)

   SALES
        Manufactured housing                 $21,580         $27,304        $26,908
        Recreational vehicles                 75,578          74,158         62,814
             Total sales                     $97,158        $101,462        $89,722

   INCOME BEFORE INCOME TAXES
      Operating income
        Manufactured housing                    $933            $(53)        $1,196
        Recreational vehicles                    841           1,545            808
        Total operating income                 1,774           1,492          2,004
      Interest income (expense), net             (13)             42             16

      Gain on involuntary conversion of
         plant and equipment                                                    779
      Gain on business interruption claim        620             701            312
      Income before income taxes              $2,381          $2,235         $3,111


   IDENTIFIABLE ASSETS

        Manufactured housing                 $7,207         $6,447         $8,413
        Recreational vehicles                17,932         16,855         13,478
        Total assets                        $25,139        $23,302        $21,891




   DEPRECIATION
        Manufactured housing                   $234           $232           $171
        Recreational vehicles                   436            365            307
        Total depreciation                     $670           $597           $478

   CAPITAL EXPENDITURES
        Manufactured housing                   $127           $253         $3,025
        Recreational vehicles                   307            998            597
        Total capital expenditures             $434         $1,251         $3,622


     Operating income represents income before net interest income, gain on involuntary conversion of plant facility and equipment, gain on business interruption claims and income taxes. Non-direct operating expenses are allocated to industry segments based on a percentage of sales. Identifiable assets, depreciation and capital expenditures are those items that are used in the operations in each industry segment, with jointly used items being allocated based on a percentage of sales.


   KIT Manufacturing Company
   Selected Financial Data


   October 31,                            1996      1995      1994      1993      1992
   (Dollars in thousands except per share amounts)
   FISCAL YEAR
     Sales                               $97,158   $101,462    $89,722   $59,122    $55,469
     Net income                           $1,431(1)  $1,349(2)  $1,891(3)    $33     $1,458(4)
     Cash dividends paid                 $         $         $         $           $
     Capital expenditures                   $434     $1,251      $3,622   $1,804       $423
     Depreciation                           $670       $597        $478     $331       $313

   AT YEAR-END
     Working capital                      $9,984     $8,427      $7,622   $10,832   $12,213
     Current ratio                         2.1:1      2.0:1       1.9:1     2.7:1     4.1:1
     Property, plant and equipment, net   $6,319     $6,388      $5,762    $3,965    $2,535
     Total assets                        $25,139    $23,302     $21,891   $21,308   $18,795
     Long-term obligations               $          $           $         $         $
     Shareholders' equity                $14,937    $13,506     $12,157   $13,930   $13,897

   PER SHARE
     Net income                            $1.29(1)   $1.21(2)    $1.61(3)   $0.02    $0.99(4)
     Shareholders' equity                 $13.45     $12.16      $10.94      $9.46    $9.44

   (1) Includes gain on a business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

   (2) Includes gain on a business interruption claim of $423,000, net of related income taxes, or $0.38 per share.

   (3)    Includes gain on involuntary conversion of plant facility and equipment and a business interruption claim of $671,000, net of related income taxes, or $0.57 per share.

   (4) Includes gain on involuntary conversion of plant facility and equipment of $1,118,000, net of related income taxes, or $0.76 per share.



   KIT Manufacturing Company
   Quarterly Statistics
   (Dollars in thousands except per share amounts)
   (Unaudited)
                             First Quarter     Second Quarter      Third Quarter       Fourth Quarter
   Fiscal 1996
   Sales                         $17,971            $28,679            $23,924              $26,584
   Gross profit                    1,954              3,450              3,206                2,075
   Income before income taxes         11                839              1,415                  116
   Net income                          7                503                826(1)                95
   Net income per share            $0.01              $0.45              $0.74(1)             $0.09


   Fiscal 1995
   Sales                         $21,851             $26,425            $27,537             $25,649
   Gross profit                    2,208               2,763              2,301               2,092
   Income before income taxes        444               1,136                467                 188
   Net income                        262                 674(2)             273                 140
   Net income per share            $0.24               $0.61(2)           $0.25               $0.11


   (1) Includes gain on a business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

   (2) Includes gain on a business interruption claim of $423,000, net of related income taxes, or $0.38 per share.



   Market Prices of Common Stock
                             First Quarter       Second Quarter    Third Quarter       Fourth Quarter
   Fiscal 1996
    High                        14 1/4              16 1/4              15 1/4              13 7/8
    Low                         11                  10 1/4              10 1/8              10 1/4

   Fiscal 1995
    High                        12 3/4              12                  12 5/8              12 1/4
    Low                         10                   9 7/8              10                  10 1/4



       KIT common stock is traded on the American Stock Exchange. The above table reflects the high and low sales prices for each quarterly fiscal period in the past two years. There are approximately 346 shareholders of record on January 10, 1997.


   Corporate Information

   Directors                                Stock Registrar and Transfer Agent
   Dan Pocapalia                            ChaseMellon Shareholder Services,LLC
   Chairman of the Board,                   Ridgefield Park, New Jersey
   President and Chief Executive
   Officer of KIT


   Fred W. Chel                             Legal Counsel
   Business Consultant,                     O'Melveny & Myers
   Custom Fibreglass                        Los Angeles, California
   Manufacturing Company


   Frank S. Chan, Jr.
   Certified Public Accountant, Partner,    Accountants
   Frank S. Chan & Company                  Coopers & Lybrand L.L.P.
                                            Los Angeles, California

   John W. H. Hinrichs
   Senior Vice President & Cashier,
   Farmers & Merchants Bank of Long Beach   Form 10-K
                                            A copy of the Company's current
                                            annual report filed
   John F. Zaccaro                          with the Securities and Exchange
   President and Executive Producer,        Commission (SEC) on FORM 10-K,
   The International Health and             exclusive of exhibits, will be
   Health and Medical Film Festival, Inc.   furnished to shareholders without
                                            charge upon written request to
                                            Marlyce A. Faldetta, Corporate
   Officers                                 Secretary, KIT Manufacturing
                                            Company, Post Office Box 848,
   Dan Pocapalia                            Long Beach, California 90801.
   Chairman of the Board, President
   and Chief Executive Officer
                                            Executive Offices
   Dale J. Gonzalez                         KIT Manufacturing Company
   Senior Vice President and Treasurer      530 East Wardlow Road, P.O. Box 848
                                            Long Beach, California 90801
   Gerald R. Wannamaker
   Executive Vice President - Operations

   Matthew S. Pulizzi                       Annual Meeting of Shareholders
   Vice President - Customer Relations      Tuesday, March 11, 1997, 9:00 A.M.
                                            Long Beach Marriott
   Marlyce A. Faldetta                      4700 Airport Plaza Drive
   Corporate Secretary                      Long Beach, California