Form 10-Q
period 1997-01-31
KIT MANUFACTURING CO
filed 1997-03-10
CIK 56151

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


                          For Quarter Ended January 31, 1997
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

        Registrant's telephone number, including area code (562)595-7451


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X  .  No       .

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of January 31, 1997.





                             Index to Exhibits - Page 10

                                    1 of 10 Pages

                                       PART I

                                FINANCIAL INFORMATION



                                      KIT Manufacturing Company
                                        STATEMENTS OF INCOME
                           (Dollars in Thousands Except Per Share Amounts)

                                             (Unaudited)


                                        Three Months Ended
                                            January 31,





                                         1997         1996

   Sales                                 $16,589      $17,971



          Cost of sales                   15,257       16,017

          Selling, general and
             administrative                1,887        1,943
                                          17,144       17,960


   Operating (loss)                        (555)           11


   Other income
       Interest income, net                    9            -


   (Loss) income before income             (546)           11

   (Benefit) provision for

          (Note A)                         (224)            4


   Net (loss) income                      ($322)           $7


   Shares outstanding
          (Note B)                         1,110,934       1,110,934


   Net (loss) income per share
          (Note B)                       ($0.29)        $0.01


   Dividends per share                $      -     $      -







     The accompanying notes are an integral part of these financial statements

                       KIT MANUFACTURING COMPANY
                             BALANCE SHEETS
                         (Dollars in thousands)
                                                           January 31,    October
                                                               1997         1996
                                                          (Unaudited)
   ASSETS
          Cash and cash                                         $2,415      $2,281
          Accounts receivable, net                               4,908       8,026
          Inventories:
              Raw materials                                      3,650       3,424
              Work in process                                    1,162       1,234
              Finished goods                                     5,751       2,511
                Total inventories                               10,563       7,169
          Prepaids and deferred income                           1,806       1,241

                Total current assets                            19,692      18,717

          Property, plant and equipment, net                     6,673       6,319
          Other assets                                             107         103

                Total assets                                   $26,472     $25,139


   LIABILITIES AND SHAREHOLDERS' EQUITY

          Note payable to bank                                  $3,300
          Accounts payable                                       3,458      $3,685
          Accrued payroll and related                            1,231       2,256
          Accrued marketing programs                             1,383       1,104
          Accrued expenses                                       1,016       1,664
          Income taxes payable                                                  24
                Total current liabilities                       10,388       8,733

          Deferred income taxes                                  1,469       1,469

                Total liabilities                               11,857      10,202

          Commitments and contingencies

          Shareholders' equity

          Common stock and additional paid-in capital,
              issued and outstanding 1,110,934 shares            1,592       1,592
          Retained earnings:
             Balance at beginning of period                     13,345      11,914
             Net (loss) income for                               (322)       1,431
             Balance at end of period                           13,023      13,345

                  Total shareholders' equity                    14,615      14,937

          Total liabilities and shareholders' equity           $26,472     $25,139






      The accompanying notes are an integral part of these financial statements

                       KIT MANUFACTURING COMPANY
                        STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
                              (Unaudited)
                                                              For the 3 months
                                                            1997           1996

  Cash flows from operating activities:
           Cash received from customers                      $19,708       $19,186
           Interest received                                      15             6
           Cash received from operations                      19,723        19,192

           Cash paid to suppliers and employees               21,990        20,633
           Interest paid                                           7             7
           Income taxes paid                                      35           190
           Cash disbursed for operations                      22,032        20,830


   Net cash used in operating activities                     (2,309)       (1,638)   Net cash used in operating activities


 Cash flows from investing activities:
          Purchase of property, plant and equipment            (699)         (110)
          Changes in other current and non-current             (158)         (219)

   Net cash used in investing activities                       (857)         (329)

 Cash flows from financing activities:
           Proceeds from line-of-credit borrowings             3,300         1,200
   Net cash provided by financing activities                   3,300         1,200

   Net increase (decrease) in cash                               134         (767)

   Cash at beginning of year                                   2,281         2,218
   Cash at end of period                                      $2,415        $1,451   Cash at end of period

 Reconciliation of net (loss) income to net cash used in operating activities:

   Net (loss) income                                           ($322)            $7

 Adjustments to reconcile net (loss) income to net cash used in operating activities

   Depreciation                                                  169           169
   Decrease  in accounts receivable                            3,118         1,215
   Increase in inventories                                   (3,394)       (2,023)
   Decrease  in accounts payable and accrued                 (1,621)         (820)
   Decrease in income taxes payable                            (259)         (186)

   Net cash used in operating activities                    ($2,309)      ($1,638)   Net cash used in operating activities



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

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        FINANCIAL CONDITION - JANUARY 31, 1997 COMPARED TO OCTOBER 31, 1996

        Under first quarter market conditions, the Company borrowed on its line of credit to increase its inventories to prepare for the spring selling season. The Company's working capital decreased $680,000 due to the decrease in accounts receivable because of the decline in sales during the first quarter. The current ratio was 1.9:1 at January 31, 1997 and 2.1:1 at October 31, 1996.





        The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

        RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31, 1996

        Total sales for the quarter ended January 31, 1997 were $16,589,000, an 8% decrease from sales of $17,971,000 for the same quarter of the prior year. The decrease consisted of a 37% increase in manufactured housing sales and a 20% decrease in recreational vehicle sales. RV sales saw a decrease as a result of dealers adjusting their inventories because of a significant slowdown in retail activity due to extremely bad weather conditions in the Northwestern sales region. In addition, because of the increase in competitive market conditions, p r i ce reductions were implemented. Manufactured housing sales increased due to increased marketing efforts and more competitive product pricing. Also, this division s sales were favorably impacted by a wider range of product offerings and an overall increase in the dealer base.

        Cost of sales decreased 5% from the same quarter of the prior year due primarily to the decline in sales volume, but increased 3% as a percent of sales. The decline in gross profit margins compared to the first quarter of fiscal 1996 is chiefly attributed to competitive pricing moves in both the RV and manufactured housing divisions.

        Selling, general and administrative expenses decreased 3% over the same quarter of the prior year and rose 1% as a percent of sales. The increase was due to increases in marketing costs.

        Net interest income for the current quarter increased in comparison to net interest expense in the same quarter of the prior year. This was a consequence of an increase in the average net short-term investments.

        The net loss for the three months ended January 31, 1997 was $322,000, or $0.29 per share, compared to net income of $7,000, or $0.1 per share, for the same quarter of the prior year.

                                      PART II

                                   OTHER INFORMATION


                                      Item 6 (a).

                           See Index to Exhibits on page 10.


                                      Item 6 (b).




        Form 8-K was not required to be filed during the quarter ended January
                                       31, 1997.

        Pursuant to the requirements of the Securities Exchange Act of 1934,

        the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                KIT MANUFACTURING COMPANY
                                                      (Registrant)



        DATE 2/28/97                  /s/ Dan Pocapalia
                                      Dan Pocapalia
                                      Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)





        DATE 2/28/97                  /s/ Dale J.  Gonzalez
                                      Dale J. Gonzalez
                                      Senior Vice President and Treasurer
                                 (Principal Financial and Accounting Officer)

                               KIT MANUFACTURING COMPANY
                                   INDEX TO EXHIBITS


        Item:

             (27) Financial Data Schedule