Form 10-Q
period 1997-04-30
KIT MANUFACTURING CO
filed 1997-06-09
CIK 56151

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


 For Quarter Ended April 30, 1997                    Commission
                                                     file number 2-31520



                              KIT MANUFACTURING COMPANY
                              -------------------------
                (Exact name of registrant as specified in its charter)



          California                                        95-1525261
          ----------                                        ----------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification No.)


          530 East Wardlow Road,P.O. Box 848,Long Beach,California    90801
          --------------------------------------------------------    -----
              (Address of principal executive offices)           (Zip Code)



          Registrant's telephone number, including area code (562) 595-7451
                                                             --------------



               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X  .  No       .

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of April 30, 1997.

                             Index to Exhibits - Page 11

                                    1 of 11 Pages
-----------------------------------------------------------------------------

                                       PART I

                                FINANCIAL INFORMATION









































                                        - 2 -
------------------------------------------------------------------------------

                                       STATEMENTS OF INCOME
                          (Dollars in Thousands Except Per Share Amounts)

                                            (Unaudited)


                                        Three Months Ended       Six Months Ended
                                            April 30,               April 30,
                                         1997        1996        1997        1996


   Sales                                 $23,134    $28,679    $39,723     $46,650


   Costs and
          Cost of sales                   22,108     25,229     37,365      41,246
          Selling, general and
             administrative                2,198      2,585      4,085       4,527
                                          ------     ------     ------      ------
                                          24,306     27,814     41,450      45,773

   Operating (loss)                      (1,172)        865    (1,727)         877

   Other expense:
       Interest expense, net                (77)       (26)       (68)        (26)
                                          -----        -----    -----        -----

   (Loss) income before income taxes      (1,249)        839    (1,795)         851

   (Benefit) provision for income taxes

          (Note A)                         (512)         336      (736)         340
                                           -----        -----    -----         -----

   Net (loss) income                      ($737)        $503    ($1,059)        $511
                                          ======       ======    ======         =====
   Shares outstanding

          (Note B)                      1,110,934   1,110,934    1,110,934     1,110,934
                                        =========   =========    =========     =========

   Net (loss) income per share
          (Note B)                       ($0.66)      $0.45    ($0.95)       $0.46
                                         =======      =====     =====         =====

   Dividends per share               $      -     $      -    $    -       $    -







      The accompanying notes are an integral part of these financial statements
                                         -3-
--------------------------------------------------------------------------------


                          KIT MANUFACTURING COMPANY
                                BALANCE SHEETS
                            (Dollars in thousands)

                                                               April    October
                                                                 1997       1996
                                                              (Unaudited)
   ASSETS
          Cash and cash                                          $2,821     $2,281
          Accounts receivable, net                                6,332      8,026
          Inventories:
              Raw                                                 3,937      3,424
              Work in process                                       927      1,234
              Finished goods                                      2,805      2,511
                                                                  -----      -----
                Total inventories                                 7,669      7,169

          Prepaids and deferred income                            1,292      1,241
          Income taxes receivable                                   736          -
                                                                 ------     ------
                Total current assets                             18,850     18,717
          Property, plant and                                     6,951      6,319
          Other assets                                               57        103
                                                                 ------     ------
                Total assets                                    $25,858    $25,139
                                                                 ======     ======

   LIABILITIES AND SHAREHOLDERS'
          Note payable to bank                                   $4,478          -
          Accounts payable                                        2,839     $3,685
          Accrued payroll and related                             1,462      2,256
          Accrued marketing programs                                972      1,104
          Accrued expenses                                          760      1,664
          Income taxes payable                                        -         24
                                                                 ------      -----
                Total current                                    10,511      8,733
          Deferred income taxes                                   1,469      1,469
                                                                 ------     ------
                Total liabilities                                11,980     10,202

          Commitments and contingencies


          Shareholders' equity
          Common stock and additional paid-in capital,
              issued and outstanding 1,110,934                    1,592      1,592
          Retained earnings:
             Balance at beginning of period                      13,345     11,914
             Net (loss) income for                              (1,059)      1,431
                                                                 ------     ------
             Balance at end of period                            12,286     13,345
                  Total shareholders' equity                     13,878     14,937
                                                                 ------     ------
          Total liabilities and shareholders' equity            $25,858    $25,139
                                                                 ======     ======




      The accompanying notes are an integral part of these financial statements
                                         -4-
--------------------------------------------------------------------------------

                         KIT MANUFACTURING COMPANY
                          STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                                            For the six months ended
                                                                    April 30,
                                                                1997       1996
   Cash flows from operating activities:
           Cash received from customers                        $41,417    $46,149
           Interest received                                        37         14
                                                                ------     ------
           Cash received from operations                        41,454     46,163
                                                                ------     ------
           Cash paid to suppliers and employees                 44,288     46,114
           Interest paid                                           106         41
           Income taxes paid                                        35        317
                                                                ------     ------
           Cash disbursed for operations                        44,429     46,472
                                                                ------     ------
   Net cash used in operating activities                        (2,975)      (309)
                                                                 -----      -----
   Cash flows from investing activities:
          Purchase of property, plant and equipment              (866)      (135)
          Changes in other current and non-current assets         (98)         28
                                                                 -----       ----
   Net cash used in investing activities                         (964)      (107)
                                                                 -----       ----
  Cash flows from financing activities:
           Proceeds from line-of-credit borrowings               9,280      1,400
           Principal payments on line-of-credit borrowings      (4,801)      (400)
                                                                 -----      -----
   Net cash provided by financing activities                     4,479      1,000
                                                                 -----      -----
   Net increase in cash                                            540        584
   Cash at beginning of year                                     2,281      2,218
                                                                 -----      -----
   Cash at end of period                                        $2,821     $2,802
                                                                 =====      =====

  Reconciliation of net income to net cash used in
   Net (loss)                                                   ($1,059)     $511

  Adjustments to reconcile net income to net cash used
  in operating activities:
   Depreciation                                                    336        332
   Decrease (increase) in accounts                               1,694      (502)
   Increase in inventories                                       (499)    (1,948)
   (Decrease) increase  in accounts payable and                 (2,676      1,275
   (Decrease) increase in income taxes                           (771)         23
                                                                ------      -----
   Net cash used in operating activities                        ($2,975)    ($309)
                                                                =======     ======

       The accompanying notes are an integral part of these financial statements
                                          -5-
--------------------------------------------------------------------------------

                              KIT MANUFACTURING COMPANY
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      (Unaudited)


      Note A - The benefit or provision for income taxes is calculated using the Company's estimated annual effective tax rate.

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

      Note G - The Company is contingently liable to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon default by a dealer with a financing institution and then resold through normal distribution channels. In addition, the Company is contingently liable to financial institutions for letters of credit w h i c h were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducts manufacturing operations.

      Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

      Note H -In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. FAS 128 specifies the computation, presentation, and disclosure requirements for EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has assessed that the impact of adopting this standard will have no effect on EPS.













                                        -  6 -
--------------------------------------------------------------------------------

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        FINANCIAL CONDITION -APRIL 30, 1997 COMPARED TO OCTOBER 31, 1996

        Under second quarter market conditions, the Company continued to borrow on its line of credit to maintain inventory levels to provide for the anticipated second quarter sales. The Company's working capital decreased $1,645,000 due primarily to an increase in note payable to bank. The current ratio was 1.8:1 at April 30, 1997 and 2.1:1 at October 31, 1996.

        The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.




        RESULTS OF OPERATIONS - QUARTER ENDED APRIL 30, 1997 COMPARED TO QUARTER ENDED APRIL 30, 1996

        Total sales for the quarter ended April 30, 1997 were $23,134,000, a 19 percent decrease from sales of $28,679,000 for the same quarter of the prior year. The increase consisted of a 26 percent decrease in r e creational vehicle sales and an increase of 15 percent in manufactured housing sales. RV sales saw an decrease as a result of a slowing in retail market conditions due to severely poor weather conditions in our market areas. Manufactured housing is continuing to experience the results of a general resurgence in the housing market in our sales territories.

        Cost of sales decreased 12 percent from the same quarter of the prior year due primarily to the decline in sales but increased 8 percent as a percent of sales. The decrease in gross profit margins is chiefly attributed to a temporary increase in production costs due to a consolidation of the recreational vehicle plants in Caldwell, Idaho.

        Selling, general and administrative expenses decreased 15 percent over the same quarter of the prior year and rose less than one percent as a percent of sales. The decrease was due to an decrease in marketing costs.

        Net interest expense increased nearly two times over the same quarter in the prior fiscal year. This was a consequence of a significant increase in the average net short-term borrowings.

        The net loss from for the three months ended April 30, 1997 was $737,000, or $0.66 per share, compared to net income of $503,000, or $0.45 per share, for the same quarter of the prior year.









                                          -7-
--------------------------------------------------------------------------------

                               KIT MANUFACTURING COMPANY
              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations

        RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

        Total sales for the six months ended April 30, 1997 were $39,723,000, a 15 percent decrease from sales of $46,650,000 for the same quarter of the prior year. The decrease consisted of a 24 percent decrease in recreational vehicle sales and a 25 percent increase in manufactured housing sales. RV sales both in the Midwestern and Western sales regions saw a decrease as a result of a significant decline in consumer demand due to the severe winter and early spring weather conditions. The manufactured housing sales increase was chiefly the result of a rise in consumer demand for manufactured homes as well as an increase in the number of dealers in our retail network.

        Cost of sales decreased 9 percent from the same period of the prior year due to the 15 percent decrease in sales volume, but increased 6 percent as a percent of sales. The decline in gross profit margins is chiefly attributable to a temporary increase in production costs which are the result of a consolidation of the RV plants in Caldwell, Idaho. The restructuring was done to allow for the manufacture of all lines
        o f the recreational vehicle products in one location thereby increasing operational control and production efficiency.

        Selling, general and administrative expenses decreased 10 percent over the same period of the prior year but rose less than one percent as a percent of sales. The decrease was primarily due to decreases in marketing costs.

        Net interest expense increased 160 percent. This was a consequence of a significant increase in the average net short-term borrowing.

        The net loss for the six months ended April 30, 1997 was $1,059,000, or $.95 per share, compared to net income of $511,000, or $0.46 per share, for the same period of the prior year.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per S h are. FAS 128 specifies the computation, presentation, and disclosure requirements for EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Management has assessed that the impact of adopting this standard will have no effect on EPS.












                                          -8-
--------------------------------------------------------------------------------

                                      PART II

                                   OTHER INFORMATION


                                      Item 6 (a).

                           See Index to Exhibits on page 11.


                                      Item 6 (b).

         Form 8-K was not required to be filed during the quarter ended April
                                       30, 1997.




























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



        DATE  June 2, 1997            /s/ Dan Pocapalia


                                      Dan Pocapalia
                                      Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)

































                                        - 10 -
--------------------------------------------------------------------------------

                               KIT MANUFACTURING COMPANY
                                   INDEX TO EXHIBITS


        Item:

             (27) Financial Data Schedule











































                                        - 11 -
--------------------------------------------------------------------------------