Form 10-Q
period 1997-07-31
KIT MANUFACTURING CO
filed 1997-09-09
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended July 31, 1997           Commission file number 2-31520



                   KIT MANUFACTURING COMPANY
     (Exact name of registrant as specified in its charter)



                 California                       95-1525261

(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


530 East Wardlow Road,P.O. Box 848,Long Beach,California    90801
Address of principal executive offices)                (Zip Code)



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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of July 31, 1997.

                   Index to Exhibits - Page 11

                          1 of 11 Pages

                             PART I

                     FINANCIAL INFORMATION






                              KIT MANUFACTURING COMPANY
                              STATEMENTS OF OPERATIONS
                         (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                              Three Months Ended            Nine Months Ended
                                   July 31,                      July 31,
                              1997      1996                1997           1996

Sales                         $20,811        $23,924        $60,534        $70,575

Costs and expenses
     Cost of sales             19,944         20,718         57,309        61,965
     Selling, general and
     administrative expenses    1,590          2,413          5,675        6,939
                               21,534         23,131         62,984        68,904

Operating (loss) income          (723)           793         (2,450)       1,671
Other (expense) income:
    Proceeds from business interruption claim    610                         610
                   (Note I)
    Interest (expense) income, net (18)           12             (86)         (15)

(Loss) income before income taxes  (741)       1,415          (2,536)      2,266

(Benefit) provision for income taxes (304)          589          (1,040)     929

Net (loss) income                 ($437)          $826      ($1,496)       $1,337

Shares outstanding
     (Note B)                 1,110,934      1,110,934      1,110,934  1,110,934

Net (loss) income per share      ($0.39)        $0.74          ($1.35)       $1.20

Dividends per share      $      -       $    -         $     -        $    -





   The accompanying notes are an integral part of these financial statements
                                      -3-

                                   KIT MANUFACTURING COMPANY
                                        BALANCE SHEETS
                                   (Dollars in thousands)
                                             July 31,         October 31,
                                              1997               1996
                                           (Unaudited)
ASSETS
     Cash and cash investments               $3,508               $2,281
     Accounts receivable, net                 4,826                8,026
     Inventories:
         Raw materials                        2,130                3,424
         Work in process                        545                1,234
         Finished goods                         681                2,511
           Total inventories                  3,356                7,169
     Prepaids and deferred income taxes       1,177                1,241
     Income tax refund receivable             1,057                 -
           Total current assets              13,924               18,717
     Property, plant and equipment, net       6,843                6,319
     Other assets                                57                  103
           Total assets                     $20,824              $25,139

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                        $2,251               $3,685
     Accrued payroll and related items        1,503                2,256
     Accrued marketing programs               1,041                1,104
     Accrued expenses                         1,119                1,664
     Income taxes payable                         -                   24
           Total current liabilities          5,914                8,733
     Deferred income taxes                    1,469                1,469
           Total liabilities                  7,383               10,202

     Commitments and contingencies


     Shareholders' equity
     Common stock and additional paid-in capital,
     issued and outstanding 1,110,934 shares   1,592               1,592
     Retained earnings:
        Balance at beginning of period        13,345              11,914
        Net (loss) income for period          (1,496)              1,431
        Balance at end of period              11,849              13,345
             Total shareholders' equity       13,441              14,937
Total liabilities and shareholders' equity   $20,824             $25,139


 The accompanying notes are an integral part of these financial statements

                                   -4-

                              KIT MANUFACTURING COMPANY
                              STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)
                              (Unaudited)
                                               For the nine months ended
                                                      July 31,
                                                  1997           1996
Cash flows from operating activities:
        Cash received from customers              $63,664        $72,974
        Rental income and insurance proceeds          142
        Interest received                              58             28
        Cash received from operations              63,864         73,002

        Cash paid to suppliers and employees       61,539         72,977
        Interest paid                                 144             43
        Income taxes paid                              41             802
        Cash disbursed for operations              61,724          73,822

Net cash provided by (used in) operating activities 2,140           (820)

Cash flows from investing activities:
     Purchase of property, plant and equipment       (936)           (252)
     Changes in other current and non-current assets   23              68
Net cash used in investing activities                (913)           (184)

Cash flows from financing activities:
   Proceeds from business interruption claim                          610
   Proceeds from line-of-credit borrowings          12,374          2,700
   Principal payments on line-of-credit borrowings (12,374)        (1,600)
Net cash provided by financing activities                0          1,710

Net increase in cash                                  1,227           706
Cash at beginning of year                             2,281         2,218
Cash at end of period                                $3,508        $2,924

Reconciliation of net income to net cash provided by (used in) operating activities:

Net (loss) income                                    ($1,496)         $1,337

Adjustments to reconcile net income to net cash used in operating activities:
Proceeds from business interruption claim                              (610)
Depreciation                                             500            495
Decrease in accounts receivable                        3,200          2,197
Decrease (increase) in inventories                     3,813         (4,124)
Decrease in accounts payable and accrued liabilities  (2,796)          (242)
(Decrease) increase in income taxes                   (1,081)           127

Net cash provided by (used in) operating activities   $2,140          ($820)

     The accompanying notes are an integral part of these financial statements

                                   -5-

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

Note I - During the third quarter of fiscal 1996, the Company received $610,000 in insurance proceeds on a business interruption claim relative to the 1992 tornado damage at the McPherson, Kansas manufactured housing facility.

                      KIT MANUFACTURING COMPANY
     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

FINANCIAL CONDITION -JULY 31, 1997 COMPARED TO OCTOBER 31, 1996

Under third quarter market conditions, the Company continued to borrow on its line of credit to maintain inventory levels to provide for the anticipated third quarter sales. The Company's working capital decreased $1,974,000 due primarily to decreases in accounts receivable, inventories and accounts payable. The current ratio was 2.4:1 at July 31, 1997 and 2.1:1 at October 31, 1996.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and line of credit, are considered to be adequate to provide for near term anticipated growth.

RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1997 COMPARED TO
QUARTER ENDED JULY 31, 1996

Total sales for the quarter ended July 31, 1997 were $20,811,000, a 13 percent decrease from sales of $23,924,000 for the same quarter of the prior year. The decrease consisted of a 20 percent decrease in recreational vehicle sales and an increase of 11 percent in manufactured housing sales. RV sales saw a decrease as a result of a slowing in retail market conditions and an increase in competitive pricing pressures. Manufactured housing is continuing to experience the results of a general resurgence in the housing market in our sales territories.

Cost of sales decreased 4 percent from the same quarter of the prior year due primarily to the decline in sales but increased 10 percent as a percent of sales. The decrease in gross profit margins is chiefly attributed to increased sales of lower margin recreational vehicles in the third quarter.

Selling, general and administrative expenses decreased 34 percent over the same quarter of the prior year and declined more than 2 percent as a percent of sales. The decrease was due to a decrease in marketing costs.

Net interest expense of $18,000 as compared to net interest income of $12,000 was the result of a significant increase in the average net short-term borrowings. The Company maintained its inventories at a level lower than the prior year's quarter but sales for the quarter were slower than the same period in fiscal 1996.

The net loss for the three months ended July 31, 1997 was $437,000, or $0.39 per share, compared to net income of $826,000, or $0.74 per share, for the same quarter of the prior year. The quarter ended July 31, 1996 includes a gain on a business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

                      KIT MANUFACTURING COMPANY
     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996
Total sales for the nine months ended July 31, 1997 were $60,534,000, a 14 percent decrease from sales of $70,575,000 for the same quarter of the prior year. The decrease consisted of a 23 percent decrease in recreational vehicle sales and a 20 percent increase in manufactured housing sales. RV sales both in the Midwestern and Western sales regions saw a decrease due to a significant decline in consumer demand during the severe winter and spring weather conditions. In addition, extreme price competion in the third quarter caused many potential dealers to shift their inventory demands. The manufactured housing sales increase was chiefly the result of a rise in consumer demand for manufactured homes as well as an increase in the number of dealers in our retail network.

Cost of sales decreased 8 percent from the same period of the prior year due to the 14 percent decline in sales, but increased 7 percent as a percent of sales. The decline in gross profit margins is chiefly attributable to increased sales of lower margin recreational vehicle units in comparison to the same period in fiscal 1996.

Selling, general and administrative expenses decreased 18 percent over the same period of the prior year and declined less than one percent as a percent of sales. The decrease was primarily due to decreases in marketing costs.

Net interest expense increased 473 percent over the same period in fiscal 1996. This was a consequence of a significant increase in the average net short-term borrowing.

The net loss for the six months ended July 31, 1997 was $1,496,000, or $1.35 per share, compared to net income of $1,337,000, or $1.20 per share, for the same period of the prior year. Fiscal 1996 year to date net income includes a gain on a business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

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

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" to be effective in 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not assessed the impact of adopting this standard.

Also in June 1997, FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" to be effective in
1998.   This Statement requires that public business enterprises
report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. Management has not assessed the impact of adopting this standard.

                               PART II

                          OTHER INFORMATION


Item 6 (a).

          See Index to Exhibits on page 11.


Item 6 (b).

          Form 8-K was not required to be filed during the quarter ended July 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KIT MANUFACTURING COMPANY

                                              (Registrant)



DATE September 9, 1997        /s/ Dan Pocapalia


                              Dan Pocapalia
                              Chairman of the Board,
                              Chief Executive Officer and President
                              (Principal Executive Officer)

                      KIT MANUFACTURING COMPANY
                          INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule