Form 10-K
period 1997-10-31
KIT MANUFACTURING CO
filed 1998-01-27
CIK 56151

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended October 31, 1997
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
                (Address of principal executive offices)        (Zip Code)
Registrant's telephone number, including area code (562) 595-7451
Securities registered pursuant to Section 12(b) of the Act:
Title of class:  Common Stock, no par value
Name of each exchange on which registered: American Stock Exchange Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by non-affiliates of Registrant was $4,469,930 as of January 16, 1998.

                                 1,110,934
(Number of shares of Common Stock outstanding as of January 16, 1998)

     Certain information called for by Parts I, II and IV is incorporated by reference to the registrant's Annual Report to shareholders for the fiscal year ended October 31, 1997 and the information called for by Part III is incorporated by reference to the registrant's definitive proxy statement to be filed with the Commission within 120 days after October 31, 1997.
                 The Index to Exhibits appears on page 16.
                         33 pages in total.

                              PART I

          Item 1.                    Business

                                     General

          KIT Manufacturing Company ("Registrant") was incorporated in California in 1947, as the successor to a business founded in 1945. A description of Registrant's business during the last fiscal year appears on page 2 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997, which is incorporated herein by reference.

                 Principal Products Produced and Industry Segments

          Registrant designs, manufactures and sells manufactured housing (mobile homes) which are relocatable, factory-built dwellings of single and double unit design. Constructed on wheel undercarriages, they are towed by truck to locations where they are set up and connected to utilities. Registrant also produces recreational vehicles designed as short-period accommodations for vacationers and travelers. These products are travel trailers designed to be towed behind pickup trucks and fifth wheel travel trailers designed to be towed behind and attached to special couplers in the beds of pickup trucks.

          Set forth below are the percentages of revenues contributed by each class of similar products for the last three fiscal years:

                                            Products Class
           Fiscal Year               Manufactured       Recreational
        Ended October 31,              Housing            Vehicles

             1995                       27%                73%
             1996                       22%                78%
             1997                       31%                69%

          Certain information regarding industry segments is set forth on page 10 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997, which is incorporated herein by reference.

               Method of Product Distribution

          Registrant sells its products to approximately 219 dealers in 35 states, 33 dealers in Canada and 1 dealer in Japan. Exclusive dealerships are not the pattern of the industry, and virtually all dealers also sell competing products. Registrant generally produces manufactured housing products only against orders received from dealers. Recreational vehicles are built for inventory particularly during the winter months in anticipation of increased demand during the spring months. (See "Seasonal Considerations" below.) Transportation charges are an important

          Item 1.   Continued

factor in the cost of Registrant's products; therefore, distribution is generally a function of distance to the various markets and competitive conditions within these markets. (See Item 2, "Properties," for the locations of Registrant's principal plants.)

          Registrant is not dependent upon a single customer or a few customers and no dealer or group of dealers accounts for a substantial amount of Registrant's total sales.

          Competitive Conditions

          The recreational vehicle and manufactured housing industries are highly competitive. Registrant believes that the principal methods of competition in these industries are based upon quality, price, styling, warranty and service of products being offered. Registrant also believes that it competes favorably with respect to these factors in the manufactured housing group and has recently taken action with respect to the recreational vehicle product line to ensure it remains competitive in the marketplace. There are a large number of firms manufacturing and marketing products similar to those of Registrant within the geographical area in which Registrant's products are marketed. Several of the manufacturers within these industries are larger than Registrant in terms of total revenue and resources.

          Backlog

          Registrant does not consider the existence and level of backlog at any given date to be a significant factor affecting its business, except in establishing its production schedules. This is primarily due to the fact that orders may be cancelled up until the time the dealer takes delivery, although such cancellations have not been significant to date. The dollar amount of backlog, subject to the above described cancellation provision, was $8,303,771 and $8,247,330 at October 31, 1997 and 1996, respectively. All of the backlog existing at October 31, 1997 is expected to be filled within the current fiscal year.

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

          Number of Employees

          On October 31, 1997, Registrant had 726 employees at its manufacturing plants and executive offices.

          Seasonal Considerations

          Registrant's sales and production volume traditionally increase during the second and third quarters of the fiscal year.
During fiscal 1997, fifty-seven percent of sales were achieved during the second and third fiscal quarters.

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

          Business Risks

          Demand for Registrant's products is dependent upon the availability and cost of gasoline, weather conditions, available consumer credit and economic conditions. Relaxed consumer credit and the up-beat economy favorably affected dealers and retail purchasers of Registrant's manufactured housing products in fiscal 1997. However, unfavorable spring and early summer weather conditions coupled with higher than normal pricing pressures depressed recreational vehicle sales as compared to fiscal 1996. Nevertheless, KIT's 1998 recreational vehicles models were well received by the dealers and KIT is optimistic about the favorable outcome of future operations of this segment.

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

          Item 2.   Properties

          Registrant leases general executive and administrative offices in Long Beach, California. The lease expires on March 14, 1997. Registrant owns an 11,160 square foot building, situated on
1.2 acres, housing operational offices in Caldwell, Idaho. The following table sets forth certain information about the property and facilities utilized by Registrant for manufacturing and plant administrative purposes, and the property leased to others (all property is owned by Registrant unless otherwise noted):

                                         Approximate   Approximate
Facility And Location                      Acres      Square Feet

Recreational vehicle plants:
     Caldwell, Idaho (R2)                     15.7          55,200
     Caldwell, Idaho (R1)                     15.8          53,000
     Caldwell, Idaho (RSA)                    10.9          67,800   (1)
     Caldwell, Idaho (Chassis)                  .5           9,000
     McPherson, Kansas                        23.0          47,400
     McPherson, Kansas                        12.5          67,600
     Chino, California                        10.0          47,700   (2)

Manufactured housing plants:

        Caldwell, Idaho                        9.5          99,100   (3)
        Caldwell, Idaho                        2.1          13,200   (1)





(1)81,000 square foot Production Facility is being utilized by recreational vehicles and by manufactured housing.

(2)Production Facility is leased to third party.

(3)In 1997, 6,600 square foot storage area was added and 28,500 square foot building addition was also added to the existing
   64,000 square foot Production Facility.

          Item 3.   Legal Proceedings

          Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II



          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual
Report to Shareholders for the fiscal year ended October 31, 1997, at pages 1 and 12.

          Item 6.   Selected Financial Data

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual
Report to Shareholders for the fiscal year ended October 31, 1997, at page 11.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual
Report to Shareholders for the fiscal year ended October 31, 1997, at page 3.

          Item 8.   Financial Statements and Supplementary Data

          Information in response to this item is incorporated by reference from the Financial Statements and the Notes to Financial Statements in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997, at pages 4 through 9 and pages 12 through 14 of this Form 10-K.

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

PART IV



          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1)   Financial Statements

                                                              Annual Report
                                                                 Page(s)

                    Balance Sheets at October 31, 1997 and
                      1996                                           4

                    Statements of Income for each of the three
                      years in the period ended October 31, 1997     5

                    Statements of Shareholders' Equity for each
                      of the three years in the period ended
                      October 31, 1997                               5


                    Statements of Cash Flows for each of
                      the three years in the period ended
                      October 31, 1997                               6


                    Notes To Financial Statements                    7-9

                    Report of Independent Accountants                9





          The financial statements and the Report of Independent Accountants listed in the above index which are included in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997 are hereby incorporated by reference. With the exception of the items referred to above and in Items 1, 5, 6, 7 and 8, Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1997 is not to be deemed filed as part of this report.

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

                      Schedules:

                      For each of the three years in the
                        period ended October 31, 1997

                        VIII     Valuation and  Qualifying
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

          (13) Annual report to security holders.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1997.

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES



To the Shareholders and Board of Directors of KIT Manufacturing Company


          Our report on the financial statements of KIT Manufacturing Company has been incorporated by reference in this Form 10-K from page 9 of the 1997 Annual Report to Shareholders of KIT Manufacturing Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 11 of this Form 10-K.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/Coopers & Lybrand, L.L.P.
COOPERS & LYBRAND L.L.P.

Los Angeles, California
December 15, 1997


                                    KIT MANUFACTURING COMPANY

                                          SCHEDULE VIII
                                VALUATION AND QUALIFYING ACCOUNTS
                       For The Years Ended October 31, 1997, 1996 And 1995




           Col. A                   Col. B              Col. C             Col. D       Col. E

                                                       Additions
                                                    (1)         (2)
                                                 Charged To  Charged To
                                    Balance At     Costs       Other                   Balance At
                                   Beginning Of     And      Accounts -  Deductions -    End Of
           Description                Period      Expenses    Describe     Describe      Period

Allowance for doubtful accounts:
  Year ended October 31, 1995          $44,000                -                -         $44,000

  Year ended October 31, 1996          $44,000                -          $1,000(A)       $43,000

  Year ended October 31, 1997          $43,000                -          $1,000(A)       $42,000



                                   KIT MANUFACTURING COMPANY
                                          SCHEDULE IX
                                     SHORT-TERM BORROWINGS
                      For The Years Ended October 31, 1997, 1996 And 1995


        Col.A             Col.B         Col.C           Col.D       Col.E              Col.F

                         Balance At                 Maximum Amount   Weighted Average  Weighted Average
Category Of Aggregate     End Of Weighted Average  Outstanding       Outstanding      Interest Rate
Borrowings                Period  Interest Rate   During The Period(B) During The Period(C) During The Period(C)

Year ended October 31, 1995:
Unsecured revolving
credit agreement (A)           -0-         *            $1,300,000      $722,000                  8.8%

Year ended October 31, 1996:

Unsecured revolving
credit agreement (A)           -0-         *            $1,600,000      $697,000                  8.0%

Year ended October 31, 1997:

Unsecured revolving
credit agreement (A)           -0-         *            $5,500,000      $1,600,000                8.5%

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

                              KIT Manufacturing Company

                              By:/s/Dan Pocapalia
                                    Dan Pocapalia
                                Chairman of the Board,
                            Chief Executive Officer and
                                     President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Dan Pocapalia        Jan.26, 1998   /s/John W.H. Hinrichs Jan.26, 1998
   Dan Pocapalia                          John W.H. Hinrichs
Chairman of the Board,                    Director
Chief Executive Officer
and President (Principal
Executive Officer)



/s/John F. Zaccaro     Jan.26, 1998    /s/Frank S. Chan      Jan.26, 1998
John F. Zaccaro                           Frank S. Chan
Director                                  Director



/s/Bruce K. Skinner    Jan.26, 1998   /s/Fred W. Chel       Jan.26, 1998
Bruce K. Skinner                         Fred W. Chel
Vice President - Treasurer               Director
(Principal Financial and
Accounting Officer)

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


* Incorporated by reference
                                    16

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

                       KIT Manufacturing Company

                           1997 Annual Report

       KIT Manufacturing Company
       Financial Highlights

       (Dollars in thousands except per share amounts)

                                       1997      1996      1995      1994          1993
       Operating Results for the
       Year Ended October 31
       Sales                          $76,465   $97,158   $101,462      $89,722   $59,122
       Net (loss) income               (2,312)    1,431(1)   1,349(2)     1,891(3)     33
       Per share                       ($2.08)    $1.29(1)   $1.21(2)     $1.61(3)  $0.02
       Shares outstanding           1,110,934 1,110,934  1,110,934    1,177,283    1,472,389
       Working capital                 $7,215    $9,984     $8,427        $7,622  $10,832

       (1)     Includes gain on business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

       (2)     Includes gain on business interruption claim of $423,000, net of related income taxes, or $0.38 per share.

       (3)     Includes gain on involuntary conversion of plant facility and equipment and business interruption claim $671,000, net of related income taxes, or $0.57 per share.













       About the Company:

       KIT Manufacturing Company produces manufactured housing and recreational vehicles marketed by an independent dealer network in 35 states in the West, Midwest, South and Southeast sectors and Canada and Japan.
       KIT homes are permanent living structures that are built utilizing materials similar to conventional housing. KIT recreational vehicle products are used primarily for camping or vacation travel and provide a variety of living accommodations.

                                  To Our Shareholders:

          KIT's fiscal year sales for recreational vehicles were very soft due to the fact that our entry level models were not competitively priced. Because of this pricing issue, we were not able to meet the market demand of the first time RV buyers who are extremely price conscious.
 The RV pricing situation, along with extreme competitive pressures in our market segment, resulted in a sales decline of 21 percent during fiscal 1997. The reduction in RV sales volume couple with increased marketing incentives and a decrease in sales of higher margin recreational vehicles contributed to a loss from operations of over $3,700,000.

          As a result of the loss from operations, the net financial loss was $2,312,000, or $2.08 per share, in comparison to net income in fiscal 1996 of $1,431,000, or $1.29 per share. Net income for 1996 included an after-tax gain from a business interruption claim of $373,000, or $.34 per share. This gain was the result of an insurance claim arising from the 1992 tornado destruction of our McPherson, Kansas manufactured housing facility. This plant was closed in 1992.

          Because of the disappointing results from recreational vehicle operations during fiscal 1997, the Company has made a number of key management changes to the RV division. In addition to the administrative changes, KIT has realigned the RV manufacturing facilities for a more competitive production environment. The purpose of the operational restructuring is to prepare for growth opportunities presented by the ever changing RV market.

        The most recent National RV show in Louisville, Kentucky held during the latter part of 1997 provided management with an optimistic view of what lies ahead for fiscal 1998. Our restyled recreational vehicle lines, enhanced by our new low-end product introduction, were extremely well received by the dealers. Based on the enthusiastic response, management believes that the Company is well positioned to meet the demands of this highly competitive market where the challenge is to provide moderately-priced, high-valued products.

          The manufactured housing division completed its plant expansion during fiscal 1997, giving this facility a production capacity increase of 40%. The additional capacity, as well as the progress made through several operational changes, has positioned this division to take advantage of the expanding demand for the KIT manufactured home in all of our sales regions.

         The Company remains in a strong financial position to take advantage of anticipated current and future demand. KIT has no long term debt and its line of credit remains unused at the fiscal year end. In addition, working capital remained stable in comparison to fiscal 1996 and its current assets remain at more than double current liabilities.

          Fiscal 1998 will see the Company continue to concentrate on providing existing and new dealers with high quality, high value, innovative products. First quarter operations will see our normal seasonal slowdown, however, management believes that the second quarter and balance of the fiscal year should yield a drastic reduction in the losses incurred in fiscal 1997.

 Sincerely,

 Dan Pocapalia
 Chairman, President and
 Chief Executive Officer

 Recreational Vehicles

      KIT is one of the largest manufacturers of towable travel trailers and fifth-wheels in the United States. KIT's position in the industry is the result of 53 years of consistently producing and delivering high quality, high value products to our customers. KIT products are well known for their reliability and their retained value and at "trade-in" time are in high demand in the second time buyer market.

      The baby-boomer generation along with younger families are discovering the affordability and comfort of recreational vehicle travel. The Company's philosophy of uncompromising quality control standards has driven KIT to new heights in retail customer loyalty from the oldest to the newest members of RV life-style.

     KIT's RV products incorporate high quality, reliable name-brand appliances, interior components and accessories. In our 1998 product lines, the Company has introduced many new innovations in our models in response to our customers' requests. In addition to new interiors, the 1998 floor plans have been further enhanced. Because of these changes, KIT has been able to significantly improve its dealer network.

      KIT produces a wide range of recreational vehicle products in its manufacturing facilities in Caldwell, Idaho and McPherson, Kansas. KIT
 RV's measure from 19 to 39 feet in length, are more than eight feet wide and provide sleeping accommodations from 2 to 10 persons.

     KIT produces its travel trailers and fifth-wheels under the brand names of Road Ranger, Companion, Elite, Cordova, Sportsmaster, Sportsmaster
 Classic, Patio Hauler, and our newest entry level brands, the Espre' and the Sun Chaser.

     The new entry level Sun Chaser and Espre' brands have been extremely well received by the dealer body. KIT expects that the retail buyers' enthusiastic reaction will be to choose those products for the many quality features and their low price point.

     The Road Ranger and Companion lines, with over thirty floor plans, are in the mid-priced market. These models are configured with a wide range of features. Road Ranger Elite and Companion Cordova models are our high-end product offering. These models provide the largest living and storage areas in their price range. They appeal to the discerning buyer and offer a vast selection of features as standard equipment. At the low-end of the mid-priced market, KIT offers the Sportsmaster and Sportsmaster Classic.

     The Sportsmaster Classic line will be new for the coming winter and spring selling seasons.

     Designed for adventure, the Patio Hauler features a cargo area for hauling off-road vehicles and other sporting equipment. The cargo area then converts to an enclosed patio when the "toys" are removed. The five available floor plans all feature the patio concept as well as provide the buyer with a fully appointed living area separate from the patio.

     Retail prices for the more than 30 KIT floor plans range from $9,800 to $52,000. This range covers approximately 80 percent of the travel trailer and fifth-wheel market.

     More than 220 independent dealers now distribute KIT recreational vehicles to the retail consumer throughout the continental United States, Canada and Japan. KIT provides its dealer network system with national media advertising, sales literature, training and special support programs, along with its national reputation for product quality and service.

     RV use is a flourishing source of recreation and relaxation for many Americans regardless of age or economic background. Over the past 53 years, KIT has supplied this growing market with the quality and affordability that fulfills the desires of people who enjoy this type of comfort and convenience. The Company continues to strive for excellence in its products and service in its quest to make the RV experience a most enjoyable one for its many satisfied customers.

 Manufactured Housing

    The manufactured housing division continues its profitable operations. Value pricing coupled with a continuing emphasis on reducing operating costs has had a positive effect on the financial results of the housing products division.

    Manufactured housing builds both single and multi-sectioned dwellings designed to be transported to a prepared homesite. Multi-sectioned homes offer the appearance and living space of traditional site-built housing and have become the dominant portion of our sales. KIT homes are built in a controlled environment which minimizes the variables inherent in outdoor construction. By standardizing models we can build homes with greater efficiency, and consequently at lower cost, than site-built homes with the same features.

    The manufactured housing division continues to aggressively develop new products that incorporate innovative floor plans, modern colors and functional design. KIT manufactured homes are distributed from production facilities in Caldwell, Idaho through a network of approximately 68 dealers located in 9 Western states.

    KIT's homes are marketed in five product lines. The Oakcrest 14' wide home offers gracious, convenient living in modest floor space. The Royal Oaks home appeals to buyers with an interest in deluxe entry-level housing. Our Sierra XL homes are generally larger and provide a wide array of styles and custom features. The Golden State line, our most elegant series of homes, provides outstanding value for individuals who place a premium on comfort and luxury. Introduced in 1994, the Briercrest was designed specifically with subdivision application in mind as the home is sold with an attached garage and is basement applicable. Living space in the 52 available floor plans range from about 530 to more than 2,500 square feet. Retail prices, exclusive of land costs, range from approximately $20,000 to $120,000.

    In fiscal 1997, KIT homes enjoyed a greater share of the single family home subdivision sites. With an additional 40% production capacity now available, our future in this market should support KIT's housing division expansion.

  As the nation continues to search for solutions to the problem of affordable, single-family housing, KIT stands ready to provide attractive, energy-efficient homes at competitive prices.

 KIT Manufacturing Company

    Management's Discussion And Analysis of Results of Operations and Financial Condition

 Results of Operations

 Fiscal 1997 Compared to 1996

     Sales declined 21% to $76.5 million compared to fiscal 1996. The net loss was $2,312,00, or $2.08 per share, in comparison to net income in fiscal 1996 of $1,431,000, or $1.29 per share. The net loss stemmed mainly from operational losses in the RV division. These losses were the result of a significant decline in sales due to competitive pricing issues. Net income in 1996 included an after-tax gain from insurance proceeds on a business interruption claim of $373,000, or $0.34 per share. The manufactured housing division implemented modest price increases in 1997 and 1996 to counter cost increases in raw material costs.

    Recreational vehicle division sales decreased 30% to $52.7 million. The overall decrease in RV shipments was 31% down to 3,582 units. This decline consisted of a decrease of fifth-wheel model shipments from 2,501 units in 1996 to 1,774 units in fiscal 1997 and travel trailer shipments of 1,808 units down from 2,728 shipped in 1996. The model mix moved toward lower priced units in fiscal 1997. Because of the results from operations, the Company has made key management changes and has realigned the RV manufacturing facilities for a more competitive production environment. Based on these changes, management believes that the Company is fully prepared to meet this continuing trend by offering lower priced units in fiscal 1998.

    Manufactured housing sales increased 10% to $23.8 million. This increase reflected a 64% rise in shipments of single-section homes to 97 units and an 8% increase in shipments of multi-section homes to 563 units. Total unit shipments increased 14% to 660 homes in fiscal 1997.

    Gross profit as a percent of sales decreased to 4% in comparison to 11% in 1996. The primary reasons for the decrease were a decrease in operating efficiencies, lower sales volume and increased material costs.

    Selling, general and administrative expenses remained at 9.2% of sales in comparison to fiscal 1996. The Company increased its selling costs in RV's in order to maintain market share as competition increased.

    Net interest expense of $36,000 in 1997, as compared to net interest expense of $13,000 in 1996, was the result of higher average borrowing levels as the Company maintained its inventories at a higher average level than in fiscal 1996.



 Fiscal 1996 Compared to 1995

    Sales declined 4% to $97.2 million compared to fiscal 1995. Net income increased to $1,431,000, or $1.29 per share, compared to $1,349,000, or $1.21 per share, in fiscal 1995. Net income in 1996 and 1995 includes an after tax-gain from insurance proceeds on a business interruption claim of $373,000, or $.34 per share, and $423,000 or $.38 per share, respectively.

  Recreational vehicle division sales increased 2% to $75.6 million. Overall RV shipments decreased 5% to 5,229 units. Travel trailer shipments declined
 15% to 2,728 units. Fifth-wheel model shipments increased to 2,501 units from 2,320 shipped in 1995.

    Manufactured housing sales declined 21% to $21.6 million. Total unit shipments decreased 26% to 578 homes in fiscal 1996 in comparison to 781 homes shipped in 1995.

    Gross profit as a percent of sales increased to 11% in comparison to 9.2% in 1995. The primary reasons for the increase were an increase in operating efficiencies, sales volume and a decline in start-up costs at the new RV and manufactured housing facilities

    Selling, general and administrative expenses increased 13% to 9.2% of sales in comparison to fiscal 1995 as the Company increased its RV selling costs in the face of increased competition.

   Net interest income of $13,000 in 1996, as compared to net interest income of $42,000 in 1995, was the result of higher average borrowing levels than in 1995.

 Liquidity and Capital Resources

    The financial position of the Company continues to remain strong. The current ratio at fiscal year 1997 was 2.0 in comparison to 2.1 in fiscal 1996 due to a decrease in receivables, inventories and trade payables.

    In addition to funding capital requirements with available funds, the Company, through financing activities, funds seasonal working capital requirements with cash from periodic borrowings on its unsecured revolving line of credit. See Note 4 of the Notes to Financial Statements for discussion of the line of credit. There were no borrowings against the line of credit at fiscal year-end 1997 or 1996.

    The Company believes that available funds, supplemented as needed with funds available on its line of credit, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

       KIT Manufacturing Company
       Balance Sheets

       October 31,                                              1997          1996
       ASSETS
       Current Assets
           Cash and cash investments                           $3,673,000  $2,281,000
           Accounts receivable, net of allowance for doubtful
           accounts of $42,000 in 1997 and $43,000 in 1996      4,533,000  8,026,000
           Inventories                                          3,402,000  7,169,000
           Prepaids and income taxes receivable and deferred    2,632,000  1,241,000

          Total Current Assets                                 14,240,000  18,717,000

       Property, Plant and Equipment, at cost
           Land                                                   492,000    492,000
           Buildings and improvements                           7,047,000  6,856,000
           Machinery and equipment                              4,148,000  4,233,000
           Construction in progress                             1,055,000    175,000

                                                               12,742,000  11,756,000
              Less accumulated depreciation                    (5,898,000) (5,437,000)

                                                                6,844,000   6,319,000
       Other Assets                                                53,000     103,000

                                                              $21,137,000  $25,139,000

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Accounts payable                                    $2,697,000   $3,685,000
           Accrued payroll and payroll related liabilities      1,604,000    2,256,000
           Accrued marketing programs                             809,000    1,104,000
           Accrued expenses                                     1,915,000    1,664,000
           Income taxes payable                                                 24,000
          Total Current Liabilities                             7,025,000    8,733,000

       Deferred Income Taxes                                    1,487,000    1,469,000

                                                                8,512,000   10,202,000
       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,110,934 shares in
             1997 and 1996                                        750,000      750,000
           Additional paid-in capital                             842,000      842,000
           Retained earnings                                   11,033,000   13,345,000
               Total Shareholders' Equity                      12,625,000   14,937,000
                                                              $21,137,000  $25,139,000
       The accompanying notes are an integral part of these financial statements.


       KIT Manufacturing Company
       Statements of Income

       For the Years Ended October 31,           1997           1996          1995
       Sales                                     $76,465,000    $97,158,000   $101,462,000
       Costs and expenses
           Cost of sales                          73,176,000     86,473,000     92,098,000
           Selling, general and admin. expenses    7,074,000      8,911,000      7,872,000
                                                  80,250,000     95,384,000     99,970,000

       Operating (loss) income                    (3,785,000)     1,774,000      1,492,000

       Other income (expense)
           Interest (expense) income, net            (36,000)       (13,000)        42,000
          Gain on business interruption claim                       620,000        701,000

       (Loss) income before income taxes          (3,821,000)     2,381,000      2,235,000
       (Benefit) provision for income taxes       (1,509,000)       950,000        886,000

       Net (loss) income                         $(2,312,000)    $1,431,000     $1,349,000
       Net (loss) income per share                    ($2.08)         $1.29          $1.21

       Shares outstanding                          1,110,934      1,110,934      1,110,934



       Statements of Shareholders' Equity
                                   Common Stock        Additional     Retained
                                  Shares   Amount     Paid-In Capital Earnings    Total
       Balance, October 31, 1994  1,110,934 $750,000   $842,000       $10,565,000 $12,157,000
           Net income                                                   1,349,000   1,349,000
       Balance, October 31, 1995  1,110,934 $750,000   $842,000       $11,914,000 $13,506,000
           Net income                                                   1,431,000   1,431,000
       Balance, October 31, 1996  1,110,934 $750,000   $842,000       $13,345,000  $14,937,000
           Net loss                                                    (2,312,000)  (2,312,000)
       Balance, October 31, 1997  1,110,934 $750,000   $842,000       $11,033,000  $12,625,000

       The accompanying notes are an integral part of these financial statements.


       KIT Manufacturing Company
       Statements of Cash Flows

       For the Years Ended October 31,                1997                1996          1995
       Cash Flows From Operating Activities:
         Cash received from customers                $79,958,000         $96,711,000    $100,449,000
         Life Insurance proceeds                          72,000
         Interest received                               105,000              53,000      87,000

        Cash received from operations                 80,135,000          96,764,000     100,536,000

       Cash paid to suppliers and employees           77,565,000          95,593,000     101,061,000
         Interest paid                                   141,000              66,000          45,000
         Income taxes (received) paid                    (47,000)          1,073,000         908,000

       Cash disbursed for operations                  77,659,000          96,732,000     102,014,000

Net cash provided by (used in) operating activities    2,476,000              32,000      (1,478,000)

     Cash Flows From Investing Activities:
        Purchase of property, plant and equipment, net  (969,000)           (434,000)     (1,251,000)
        Insurance proceeds from business interruption claim                  620,000         701,000
        Changes in other current and non-current assets (115,000)           (155,000)       (379,000)

Net cash (used in) provided by investing activities   (1,084,000)             31,000        (929,000)

     Cash Flows From Financing Activities:
     Proceeds from line-of-credit borrowings          12,374,000             4,900,000      2,800,000
     Principal payments on line-of-credit borrowings (12,374,000)           (4,900,000)    (2,800,000)

       Net cash used in financing activities                  --                   --        --

       Net increase (decrease) in cash                 1,392,000                63,000     (2,407,000)

       Cash and cash investments at beginning of year  2,281,000             2,218,000      4,625,000
       Cash and cash investments at end of year       $3,673,000            $2,281,000     $2,218,000

       Reconciliation of Net (Loss) Income to Net Cash Provided by
          (Used in) Operating Activities:
       Net (loss) income                             $(2,312,000)           $1,431,000      $1,349,000
       Adjustments to reconcile net (loss) income to net cash
          provided by (used in) operating activities:

       Depreciation                                      677,000               670,000         597,000
       Gain on business interruption claim                    --              (620,000)       (701,000)
       Decrease (increase) in accounts receivable      3,493,000              (676,000)     (1,209,000)
       Decrease (increase) in inventories              3,767,000            (1,501,000)     (1,575,000)
       (Decr.) incr. in accts payable and accruals    (1,667,000)              894,000          29,000
       (Decrease) increase in income taxes payable    (1,482,000)             (166,000)         32,000

Net cash provided by (used in) operating activities   $2,476,000               $32,000     $(1,478,000)

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

                   Income Taxes
  The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized

                   Income Per Share
   Income per share amounts are based on the weighted average number of common shares outstanding during the year.

                   Insurance
  The Company is self-insured for workers' compensation for its plant locations, officers and directors, and product liability. The Company has recognized an estimated potential liability for incurred but not reported claims. The Company recognized experience refunds from its medical insurance carrier amounting to $230,000 in 1996, and $195,000 in 1995.

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

                   Stock Options
   In October 1995, the Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation
(SFAS 123) which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that this method of accounting for stock based compensation has no effect on the financial statements as presented since the most recent stock option grants occurred in 1994.



                   2. Business Interruption Claim
   In mid-June, 1992, the McPherson, Kansas manufactured housing plant facility was destroyed by a tornado. In addition, all of the manufacturing equipment and inventories were lost to water and wind damage. The storm also destroyed the finished goods inventory of the RV manufacturing plant in the same location. The Company recorded gains in 1996 and 1995 of $620,000 and $701,000, respectively, for a business interruption claim relative to this matter.

                   3. Stock Options
  During June 1994, the Company granted to five officers of the Company, options to purchase up to 96,944 shares of the Company's common stock, at 100% of the then fair value, or $10.38 per share. Also in June 1994, the Company granted to one such officer an additional option to purchase up to 35,056 shares of the Company's common stock, at 110% of the then fair value, or $11.41 per share. Options granted vest in four equal annual installments beginning one year after the date of the grant. The options to purchase the 96,944 shares of the Company's common stock remain outstanding (subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 10 years from the date of grant. The option to purchase the 35,056 additional shares of the Company's common stock remains outstanding (subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 5 years from the date of grant. On October 31, 1997, 1996, and 1995, total unexercised options were 132,000, of which 132,000, 66,000 and 33,000 options, respectively, were exercisable.

                   4. Bank Credit Line
   The Company is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the lesser of the bank's prime rate or market rate, and certain minimum requirements as to the Company's working capital and debt-to-equity relationships. At October 31, 1997, there was no outstanding balance on the revolving credit line, and the maximum borrowing permitted was the lesser of $7,500,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000. Interest costs charged to expense for the fiscal years 1997, 1996 and 1995 were $141,000, $66,000, and $45,000, respectively.

                   5. Commitments and Contingencies
   The Company was contingently liable at October 31, 1997 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The total value of finished units subject to such agreements as of October 31, 1997 and 1996 was approximately $12,312,000 and $15,644,000, respectively.

   In addition, the Company is contingently liable to financial institutions for standby letters of credit totalling $778,000 and $748,000 as of October 31, 1997 and 1996, respectively. These letters of credit were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducts manufacturing operations.

Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

       6. Income Taxes
          The components of the (benefit) provision for income taxes are as follows:

       For the year ended October 31,       1997           1996           1995
       Current:
         Federal                       $(1,263,000)        $712,000       $724,000

             State                        (266,000)         195,000        216,000

                                        (1,529,000)         907,000        940,000

       Deferred:
             Federal                        54,000           47,000        (19,000)

             Stae                          (34,000)          (4,000)       (35,000)

                                            20,000           43,000        (54,000)

                                       $(1,509,000)        $950,000       $886,000

         The sources of deferred taxes were as follows:
       October 31,                          1997           1996           1995
       Accrued warranty costs               $(160,000)     $(52,000)      $(59,000)
       Workers' compensation reserves         (60,000)       31,000        (35,000)
       State income and franchise taxes       167,000         7,000         70,000
       Inventory cost capitalization          105,000       (16,000)      (121,000)
       Accelerated depreciation                18,000        70,000         92,000
       Product liability reserves and other   (50,000)        3,000         (1,000)

                                              $20,000       $43,000       $(54,000)


       KIT Manufacturing Company
       Notes to Financial Statements

       6. Income Taxes Continued
       Reconciliation of the effective tax rates and the U.S. statutory tax rate is summarized as follows:
       For the year ended October 31,                 1997           1996           1995
       Statutory tax rate                             (34.0%)        34.0%          34.0%
       State tax provision, net of federal tax effect  (1.8)          4.1            5.3
       Tax exempt interest                             (0.2)         (0.3)          (0.4)
       Other                                           (3.5)          2.1            0.7
                                                      (39.5%)        39.9%          39.6%

       The components of the deferred tax asset and liability are as follows :
       October 31,                                  1997           1996
       Deferred tax asset:
          Allowance for doubtful accounts              $20,000        $20,000
          Inventory adjustment                          33,000        138,000
          Accrued expenses                             862,000        592,000
          State income taxes                           (70,000)        97,000
                                                      $845,000       $847,000

       Deferred tax liability:
          Accelerated depreciation                    $392,000       $374,000
          Involuntary conversion of plant facility
            and equipment                            1,095,000      1,095,000

                                                    $1,487,000     $1,469,000

       The Company did not record a valuation allowance against the deferred tax asset in fiscal 1997 or 1996.

       7.  Inventories
         Inventories are summarized as follows:
       October 31,                                    1997           1996
       Raw material                                   $1,876,000     $3,413,000
       Work in process                                   907,000      1,230,000
       Finished goods                                    619,000      2,526,000
                                                      $3,402,000     $7,169,000

       The excess of current replacement cost over last-in, first-out cost was $1,189,000 at October 31, 1997 and $1,234,000 at October 31, 1996.


       8. Industry Segment Information
       Information about the Company's operations within industry segments for the years ended October 31, 1997, 1996, and 1995 is presented on page 10.


                   Report of Independent Accountants

To the Shareholders and Board of Directors of KIT Manufacturing Company

   We have audited the accompanying balance sheets of KIT Manufacturing
Company as of October 31, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KIT Manufacturing Company as of October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

Los Angeles, California                   Coopers & Lybrand, L.L.P.
December 15, 1997


       KIT Manufacturing Company
       Industry Segment Information


       October 31,                         1997           1996           1995
       (Dollars in thousands)
       SALES
            Manufactured housing            $23,807        $21,580        $27,304
            Recreational vehicles            52,658         75,578         74,158
            Total sales                     $76,465        $97,158       $101,462

       (LOSS) INCOME BEFORE INCOME TAXES
          Operating (loss) income
            Manufactured housing               $876           $933           $(53)
            Recreational vehicles            (4,661)           841          1,545
            Total operating (loss) income    (3,785)         1,774          1,492
          Interest (expense) income, net        (36)           (13)            42
         Gain on business interruption claim     --            620            701

       (Loss) income before income taxes    $(3,821)        $2,381         $2,235

       IDENTIFIABLE ASSETS
            Manufactured housing             $8,019         $7,207         $6,447
            Recreational vehicles            13,118         17,932         16,855

         Total assets                       $21,137        $25,139        $23,302

       DEPRECIATION
            Manufactured housing               $259           $234           $232
            Recreational vehicles               418            436            365

         Total depreciation                    $677           $670           $597

       CAPITAL EXPENDITURES
            Manufactured housing               $872           $127           $253
            Recreational vehicles                97            307            998

         Total capital expenditures            $969           $434         $1,251

     Operating (loss) income represents (loss) income before net interest income
 (expense), gain on business interruption claim and income taxes. Non-direct operating expenses are allocated to industry segments based on a percentage of sales. Identifiable assets, depreciation and capital expenditures are those items that are used in the operations in each industry segment, with jointly used items being allocated based on a percentage of sales.



       KIT Manufacturing Company
       Selected Financial Data

       October 31,                1997      1996      1995      1994      1993
       (Dollars in thousands
       except per share amounts)

       FISCAL YEAR
         Sales                    $76,465   $97,158   $101,462   $87,722   $59,122
         Net (loss) income        $(2,312)   $1,431(1)  $1,349(2) $1,891(3)    $33
         Cash dividends paid           $         $         $         $         $
         Capital expenditures        $969      $434     $1,251    $3,622    $1,804
         Depreciation                $677      $670       $597      $478      $331

       AT YEAR-END
         Working capital          $7,215     $9,984     $8,427    $7,622   $10,832
         Current ratio             2.0:1      2.1:1      2.0:1     1.9:1     2.7:1
         Prop., plt. & eqpt., net $6,844     $6,319     $6,388    $5,762    $3,965
         Total assets            $21,137    $25,139    $23,302   $21,891   $21,308
         Long-term obligations   $          $          $         $         $
         Shareholders' equity    $12,625    $14,937    $13,506   $12,157   $13,930

       PER SHARE
         Net (loss) income        $(2.08)     $1.29(1)   $1.21(2)  $1.61(3)  $0.02
         Shareholders' equity     $11.36     $13.45     $12.16    $10.94     $9.46

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


       KIT Manufacturing Company
       Quarterly Statistics
       (Dollars in thousands except per share amounts)
       (Unaudited)
       Fiscal 1997           First Quarter  Second Quarter Third Quarter  Fourth Quarter
       Sales                   $16,589        $23,134        $20,811        $15,931
       Gross profit              1,332          1,026            867             64
       Loss before income taxes   (546)        (1,249)          (741)        (1,285)
       Net loss                   (322)          (733)          (437)          (816)
       Net loss per share       ($0.29)        ($0.66)        ($0.39)        ($0.74)

       Fiscal 1996
       Sales                   $17,971        $28,679        $23,924        $26,584
       Gross profit              1,954          3,450          3,206          2,075
       Income before income taxes   11            839          1,415            116
       Net income                    7            503            826 (1)         95
       Net income per share      $0.01          $0.45          $0.74 (1)      $0.09

       (1) Includes gain on a business interruption claim of $373,000, net of related income taxes, or $0.34 per share.


       Market Prices of Common Stock

       Fiscal 1997      First Quarter  Second Quarter   Third Quarter  Fourth Quarter
           High              11 7/8         12 3/8         10 3/4          9 9/16

           Low               11             10 1/2             9 1/2           8 1/8

       Fiscal 1996
           High              14 1/4         16 1/4          15 1/4        13 7/8

           Low               11             10 1/4          10 1/8        10 1/4

 KIT common stock is traded on the American Stock Exchange. The above table reflects the high and low sales prices for each quarterly fiscal period in the past two years.
 There are approximately 346 shareholders of record on January 9, 1998.

       Corporate Information

 Directors                              Stock Registrar and Transfer Agent
 Dan Pocapalia                          ChaseMellon Shareholder Services, L.L.C.
 Chairman of the Board,                 Ridgefield Park, New Jersey
 President and Chief
 Executive Officer of KIT

 Fred W. Chel                           Legal Counsel
 Business Consultant,                   O'Melveny & Myers
 Custom Fibreglass                      Los Angeles, California
 Manufacturing Company

 Frank S. Chan, Jr.
 Certified Public Accountant, Partner,  Accountants
 Frank S. Chan & Company                Coopers & Lybrand L.L.P.
                                        Los Angeles, California
 John W. H. Hinrichs
 Senior Vice President & Cashier,
 Farmers & Merchants Bank
 of Long Beach                          Form 10-K
                                        A copy of the Company's current annual
 John F.Zaccaro                         report filed with the Securities and
 President and Executive Producer,      Exchange Commission (SEC) on Form 10-K,
 The International Health and           exclusive of exhibits, will be furnished
 Medical Film Festival, Inc.            to shareholders without charge upon
                                        written request to Marlyce A. Faldetta,
                                        Corporate Secretary, KIT Manufacturing
 Officers                               Company, Post Office Box 848, Long Beach
 Dan Pocapalia                          California 90801.
 Chairman of the Board, President
 and Chief Executive Officer
                                        Executive Offices
 Gerald R. Wannamaker                   KIT Manufacturing Company
 Executive Vice President - Operations  530 East Wardlow Road, P.O. Box 848
                                        Long Beach, California 90801
 Bruce K. Skinner                       (562) 595-7451
 Vice President and Treasurer

 Matthew S. Pulizzi                     Annual Meeting of Shareholders
 Vice President - Customer Relations    Tuesday, March 10, 1998, 9:00 A.M.
                                        Long Beach Marriott
 Marlyce A. Faldetta                    4700 Airport Plaza Drive
 Corporate Secretary                    Long Beach, California