Form 10-Q
period 1998-01-31
KIT MANUFACTURING CO
filed 1998-03-09
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended January 31, 1998            Commission file number 2-31520



                      KIT MANUFACTURING COMPANY

     (Exact name of registrant as specified in its charter)




California                                       95-1525261
State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                  Identification No.)



     530 East Wardlow Road, P.O. Box 848, Long Beach, California   90801
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (562)595-7451


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No       .

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of January 31, 1998.





                  Index to Exhibits - Page 10

                          1 of 10 Pages

                             PART I

                      FINANCIAL INFORMATION


                           KIT MANUFACTURING COMPANY
                            STATEMENTS OF OPERATIONS
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                     Three Months Ended
                                         January 31,
                                      1998           1997
Sales                              $13,819        $16,589

Costs and expenses:
     Cost of sales                  12,918         15,257
     Selling, general and
        administrative expenses      1,183          1,887
                                    14,101         17,144

Operating loss                        (282)          (555)

Other income
    Interest income, net                17              9

Loss before income taxes              (265)          (546)

Benefit for income taxes
     (Note A)                         (108)          (224)

Net loss                             ($157)         ($322)

Shares outstanding
     (Note B)                    1,110,934      1,110,934

Net operating loss per share
     (Note B)                       ($0.25)        ($0.50)

Net loss per share
     (Note B)                       ($0.14)        ($0.29)

Dividends per share                $     -       $      -






   The accompanying notes are an integral part of these financial statements
                                      -3-

                       KIT MANUFACTURING COMPANY
                             BALANCE SHEETS
                         (Dollars in thousands)
                                                  January 31,     October 31,
                                                         1998            1997
                                                  (Unaudited)
[S]                                                [C]               [C]
ASSETS
     Cash and cash investments                         $2,637          $3,673
     Accounts receivable, net                           4,478           4,533
     Inventories:
         Raw materials                                  2,370           1,876
         Work in process                                  985             907
         Finished goods                                 2,646             619
           Total inventories                            6,001           3,402
     Prepaids and income tax refunds receivable         3,011           2,632
           Total current assets                        16,127          14,240
     Property, plant and equipment, net                 6,798           6,844
     Other assets                                          54              53
           Total assets                               $22,979         $21,137

LIABILITIES AND SHAREHOLDERS' EQUITY
     Note payable to bank                              $1,655
     Accounts payable                                   3,045          $2,697
     Accrued payroll and related items                  1,374           1,604
     Accrued marketing programs                         1,032             809
     Accrued expenses                                   1,918           1,915
           Total current liabilities                    9,024           7,025
     Deferred income taxes                              1,487           1,487
           Total liabilities                           10,511           8,512

     Commitments and contingencies


     Shareholders' equity
     Common stock and additional paid-in capital,
         issued and outstanding 1,110,934 shares        1,592           1,592
     Retained earnings:
        Balance at beginning of period                 11,033          13,345
        Net loss for period                              (157)         (2,312)
        Balance at end of period                       10,876          11,033
             Total shareholders' equity                12,468          12,625
     Total liabilities and shareholders' equity       $22,979         $21,137





   The accompanying notes are an integral part of these financial statements
                                      -4-
[/TABLE]


                   KIT MANUFACTURING COMPANY
                   STATEMENTS OF CASH FLOWS
                    (Dollars in thousands)
                         (Unaudited)
                                           For the 3 months ended January 31,
                                                        1998             1997

Cash flows from operating activities:
        Cash received from customers                 $13,874          $19,708
        Interest received                                 27               15
        Cash received from operations                 13,901           19,723

        Cash paid to suppliers and employees          16,196           21,990
        Interest paid                                     10                7
        Income taxes paid                                  -               35
        Cash disbursed for operations                 16,206           22,032

Net cash used in operating activities                 (2,305           (2,309)

Cash flows from investing activities:
       Purchase of property, plant and equipment        (685)            (699)
       Changes in other current and non-current assets   299             (158)
Net cash used in investing activities                   (386)            (857)

Cash flows from financing activities:
        Proceeds from line-of-credit borrowings        1,655            3,300
Net cash provided by financing activities              1,655            3,300

Net increase (decrease) in cash                       (1,036              134
Cash at beginning of year                              3,673            2,281
Cash at end of period                                 $2,637           $2,415


Reconciliation of net loss to net cash used in operating activities:

Net loss                                               ($157)           ($322)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                             162              169
Decrease in accounts receivable                           55            3,118
Increase in inventories                               (2,599)          (3,394)
Increase (decrease) in accounts payable and
accrued liabilities                                      344           (1,621)
Decrease in income taxes payable                        (110)            (259)

Net cash used in operating activities                ($2,305)         ($2,309)


The accompanying notes are an integral part of these financial statements

                                      -5-

                         KIT MANUFACTURING COMPANY
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


Note A - The provision or benefit for income taxes is calculated using the Company's estimated annual effective tax rate.

Note B - Per share amounts are based on the weighted average number of common shares outstanding. Options have not been included in the computations because their effect would not be dilutive.

Note C - In the opinion of management, all material adjustments which are necessary for a fair statement of financial position, results of operations and cash flows have been included in these financial statements.

Note D - The results of the period are not necessarily indicative of annual results due to seasonality of the business.

Note E - Financial information contained herein is unaudited.

Note F - The Company is contingently liable to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon default by a dealer with a financing institution and then resold through normal distribution channels.
In addition, the Company is contingently liable to financial institutions for letters of credit which were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducts manufacturing operations.

Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

Note G - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Management has not assessed the impact of adopting this standard.

Note H - In June 1997, FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information". FAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods to shareholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not assessed the impact of adopting this standard.

                         KIT MANUFACTURING COMPANY
        Management's Discussion and Analysis of Financial Condition
                         and Results of Operations

FINANCIAL CONDITION - JANUARY 31, 1998 COMPARED TO OCTOBER 31, 1997

Under first quarter market conditions, the Company borrowed on its line of credit to increase its inventories to prepare for the spring selling season. The Company's working capital decreased $112,000 due to the decrease in accounts receivable because of the decline in sales and the increase in current liabilities because of build up of inventories during the first quarter. The current ratio was 1.8:1 at January 31, 1998 compared to 2.0:1 at October 31, 1997.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and unused line of credit, are considered to be adequate to provide for near term anticipated growth.

RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

Total sales for the quarter ended January 31, 1998 were $13,819,000, a 17% decrease from sales of $16,589,000 for the same quarter of the prior year.
The decrease consisted of a 21% increase in manufactured housing sales and a 34% decrease in recreational vehicle sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift in sales of lower priced entry level products.

Cost of sales decreased 15% from the same quarter of the prior year due primarily to the decline in sales volume, but increased 2% as a percent of sales. The decline in gross profit margins compared to the first quarter of fiscal 1997 is chiefly attributed to increased sales of lower margin RV's in the entry level market.

Selling, general and administrative expenses decreased 37% over the same quarter of the prior year and decreased 3% as a percent of sales. This was due primarily to planned reductions in marketing costs.

Net interest income for the current quarter increased in comparison to net interest income in the same quarter of the prior year. This was a result of an increase in the average net short-term investments and lower average borrowing levels.

The net loss for the three months ended January 31, 1998 was $157,000, or $0.14 per share, compared to net loss of $322,000, or $0.29 per share, for the same quarter of the prior year.

                          PART II
                    OTHER INFORMATION

Item 6 (a).

See Index to Exhibits on page 10.


Item 6 (b).

Form 8-K was not required to be filed during the quarter ended January 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KIT MANUFACTURING COMPANY
                                        (Registrant)


DATE      3/9/98                   /s/ Dan Pocapalia
                                   Dan Pocapalia
                                   Chairman of the Board,
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)



DATE      3/9/98                   /s/ Bruce K. Skinner
                                   Bruce K. Skinner
                                   Vice President and Treasurer
                                   (Principal Financial and Accounting Officer)

                         KIT MANUFACTURING COMPANY
                             INDEX TO EXHIBITS


Item:

          (27) Financial Data Schedule