Form 10-Q
period 1998-04-30
KIT MANUFACTURING CO
filed 1998-06-15
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended April 30, 1998                  Commission file number 2-31520



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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of April 30, 1998.




                  Index to Exhibits - Page 11

                          1 of 11 Pages

                             PART I

                      FINANCIAL INFORMATION

                              KIT MANUFACTURING COMPANY
                               STATEMENTS OF OPERATION
                      (Dollars in Thousands Except Per Share Amounts)
                                     (Unaudited)
                                       Three Months Ended     Six Months Ended
                                           April 30,             April 30,
                                   1998      1997             1998      1997
Sales                              $16,831   $23,134          $30,650   $39,723

Costs and expenses:
     Cost of sales                  15,317    22,108           28,235    37,365
     Selling, general and
        administrative expenses      1,429     2,198            2,612     4,085
                                    16,746    24,306           30,847    41,450

Operating income (loss)                 85    (1,172)            (197)   (1,727)

Other income
    Interest income (expense), net       5       (77)              22       (68)

Income (loss) before income taxes       90    (1,249)            (175)   (1,795)

Expense (benefit) for income taxes
     (Note A)                           35      (512)             (73)     (736)

Net income (loss)                      $55     ($737)           ($102)  ($1,059)

Shares outstanding
     (Note B)                    1,110,934  1,110,934        1,110,934 1,110,934

Income (loss) before income
taxes per share
     (Note B)                        $0.08    ($1.12)          ($0.16)   ($1.62)

Net income (loss) per share
     (Note B)                        $0.05    ($0.66)          ($0.09)   ($0.95)

Dividends per share                $    -     $    -          $    -    $   -

 <F1>The accompanying notes are an integral part of these financial statements

                                      -3-

                            KIT MANUFACTURING COMPANY
                                BALANCE SHEET
                              (Dollars in thousands)
                                                  April 30,      October 31,
                                                      1998             1997
ASSETS
                                                  (Unaudited)
     Cash and cash investments                    $3,982             $3,673
     Accounts receivable, net                      4,424              4,533
     Inventories:
         Raw materials                             1,826              1,876
         Work in process                             629                907
         Finished goods                            1,085                619
           Total inventories                       3,540              3,402
     Prepaids and income tax refunds receivable    1,657              2,632
           Total current assets                   13,603             14,240
     Property, plant and equipment, net            6,711              6,844
     Other assets                                     58                 53
           Total assets                          $20,372            $21,137

LIABILITIES AND SHAREHOLDERS' EQUITY
     Note payable to bank                         $1,445
     Accounts payable                              1,869             $2,697
     Accrued payroll and related items             1,322              1,604
     Accrued marketing programs                      410                809
     Accrued expenses                              1,316              1,915
           Total current liabilities               6,362              7,025
     Deferred income taxes                         1,487              1,487
           Total liabilities                       7,849              8,512

     Commitments and contingencies
     Shareholders' equity
     Common stock and additional paid-in capital,
         issued and outstanding 1,110,934 shares   1,592              1,592
     Retained earnings:
        Balance at beginning of period            11,033             13,345
        Net loss for period                         (102)            (2,312)
        Balance at end of period                  10,931             11,033
             Total shareholders' equity           12,523             12,625
     Total liabilities and shareholders' equity  $20,372            $21,137

<F1>The accompanying notes are an integral part of these financial statements

                                      -4-

                            KIT MANUFACTURING COMPANY
                             STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                            For the six months ended April 30,
                                                       1998            1997
Cash flows from operating activities:
        Cash received from customers                $30,760             $41,417
        Interest received                                62                  37
        Cash received from operations                30,822              41,454

        Cash paid to suppliers and employees         32,770              44,288
        Interest paid                                    41                 106
        Income taxes (received) paid                 (1,267)                 35
        Cash disbursed for operations                31,544              44,429

Net cash used in operating activities                  (722)             (2,975)

Cash flows from investing activities:
       Purchase of property, plant and equipment       (779)              (866)
       Changes in other current and noncurrent assets   365                (98)
Net cash used in investing activities                  (414)              (964)

Cash flows from financing activities:
      Proceeds from line-of-credit borrowings         7,217              9,280
      Principal payments on line-of-credit borrowings(5,772)            (4,801)
Net cash provided by financing activities             1,445              4,479

Net increase in cash                                    309                540
Cash at beginning of year                             3,673              2,281
Cash at end of period                                $3,982             $2,821


Reconciliation of net loss to net cash used in operating activities:

Net loss                                              ($102)           ($1,059)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation                                            323                336
Decrease in accounts receivable                         109              1,694
Increase in inventories                                (138)              (499)
Decrease in accounts payable and accrued liabilities (2,108)            (2,676)
Increase (decrease) in  income taxes payable          1,194               (771)

Net cash used in operating activities                 ($722)           ($2,975)

<F1>The accompanying notes are an integral part of these financial statements

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

                      KIT MANUFACTURING COMPANY
     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations

  FINANCIAL CONDITION - APRIL 30, 1998 COMPARED TO OCTOBER 31, 1997

Under second quarter market conditions, the Company borrowed on its line of credit to maintain its inventory levels to provide for anticipated second quarter sales. The Company's working capital increased $16,000 due to the net effect of the receipt of prior year's income tax refunds and the increase in line of credit borrowings for inventory build-up. The current ratio was 2.14:1 at April 30, 1998 compared to 2.0:1 at October 31, 1997.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and unused line of credit, are considered to be adequate to provide for near term anticipated growth.


  RESULTS OF OPERATIONS - QUARTER ENDED APRIL 30, 1998 COMPARED TO
                    QUARTER ENDED APRIL 30, 1997

Total sales for the quarter ended April 30, 1998 were $16,831,000, a 27% decrease from sales of $23,134,000 for the same quarter of the prior year. The decrease consisted of a 5% increase in manufactured housing sales and a 38% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift to sales of lower priced entry level products and the closure of the RV plant in Kansas.

Cost of sales decreased 31% from the same quarter of the prior year and decreased 5% as a percent of sales due primarily to the decline in sales volume. The resulting increase in gross profit margins compared to the first quarter of fiscal 1997 is chiefly attributed to the cost containments associated with the successful introduction of the Company's new RV models for the entry level market.

Selling, general and administrative expenses decreased 35% over the same quarter of the prior year and decreased 1% as a percent of sales. This was due primarily to the continued planned reductions in marketing costs and overhead costs.

Net interest income for the current quarter was $5,000 compared to net interest expense of $77,000 in the same quarter of the prior year. This was a result of an increase in the average net short-term investments and lower average borrowing levels due to a decline in material purchases.

The net income for the three months ended April 30, 1998 was $55,000, or $0.05 per share, compared to net loss of $737,000, or $0.66 per share, for the same quarter of the prior year.

                      KIT MANUFACTURING COMPANY
     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations


RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

Total sales for the six months ended April 30, 1998 were $30,650,000, a 23% decrease from sales of $39,723,000 for the same quarter of the prior year. The decrease consisted of a 13% increase in manufactured housing sales and a 36% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift to sales of lower priced entry level products and the closure of the RV plant in Kansas.

Cost of sales decreased 24% from the same six months of the prior year and decreased 2% as a percent of sales due primarily to the decline in sales volume. The resulting increase in gross profit margins compared to the prior year is chiefly attributed to the cost containments associated with the successful introduction of the Company's new RV models for the entry level market.

Selling, general and administrative expenses decreased 36% over the same six months of the prior year and decreased 2% as a percent of sales. This was due primarily to the continued planned reductions in marketing costs and overhead costs.

Net interest income for the current six months was $22,000 compared to net interest expense of $68,000 in the same six months of the prior year. This was a result of an increase in the average net short-term investments and lower average borrowing levels due to a decline in material purchases.

The net loss for the six months ended April 30, 1998 was $102,000, or $0.09 per share, compared to net loss of $1,059,000, or $0.95 per share, for the same six months of the prior year.

                             PART II

                          OTHER INFORMATION


                             Item 6 (a).

 See Index to Exhibits on page 10.


                             Item 6 (b).

 Form 8-K was not required to be filed during the quarter ended April 30, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KIT MANUFACTURING COMPANY
                                   (Registrant)



DATE 5/29/98                  /s/ Dan Pocapalia
                              Dan Pocapalia
                              Chairman of the Board,
                              Chief Executive Officer and President
                              (Principal Executive Officer)



DATE 5/29/98                  /s/ Bruce K. Skinner
                              Bruce K. Skinner
                              Vice President and Treasurer
                              (Principal Financial and Accounting Officer)

                      KIT MANUFACTURING COMPANY
                          INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule