Form 10-Q
period 1998-07-31
KIT MANUFACTURING CO
filed 1998-09-14
CIK 56151

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended July 31, 1998    Commission file number 2-31520



                      KIT MANUFACTURING COMPANY
(Exact name of registrant as specified in its charter)




        California                                95-1525261
(State or other jurisdiction of               (I.R.S.Employer
incorporation or organization)              Identification No.)


530 East Wardlow Road, P.O. Box 848, Long Beach,California  90801
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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
 Common Stock (no par value), 1,110,934 shares outstanding as of July 31, 1998.




Index to Exhibits - Page 11

                              	1 of 11 Pages

	              PART I


	FINANCIAL INFORMATION

                     KIT MANUFACTURING COMPANY
                     STATEMENTS OF OPERATIONS
          (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)
                                  Three Months Ended		     Nine Months Ended
							                                 	July 31,			          		July 31,
                                      1998	     1997    			  1998     	 1997
Sales					                        	$15,328	  $20,811    		$45,979    $60,534

Costs and expenses:
      Cost of sales	  	 	           13,727	   19,944		     41,962     57,309
      Selling, general and
      administrative expenses		      1,485	    1,590	       4,097      5,675
                                    15,212	   21,534	      46,059     62,984

Operating income (loss)		              116	     (723)         (80)    (2,450)

Other income
   Interest income (expense), net       -    	   (18)          21        (86)

Income (loss) before income taxes	     116      (741)         (59)    (2,536)

Expense (benefit) for income taxes
      (Note A)					                     42	     (304)         (38)    (1,040)

Net income (loss)			                   $74     ($437)        ($21)   ($1,496)

Shares outstanding
      (Note B)			                1,110,934  1,110,934    1,110,934  1,110,934

Income (loss) before income taxes per share
      (Note B)                       $0.10    ($0.67)      ($0.05)    ($2.28)

Net income (loss) per share
      (Note B)			  	                 $0.07    ($0.39)      ($0.02)    ($1.35)

Dividends per share  	         	     $  -      $   -  	     $   -      $  -

<F1>The accompanying notes are an integral part of these financial statements

                                               -3-






                              KIT MANUFACTURING COMPANY
                                    BALANCE SHEETS
                                (Dollars in thousands)
                                                      July 31,	 October 31,
                                                          1998	     1997
ASSETS
(Unaudited)
     Cash and cash investments			   		                  $4,334	  	$3,673
     Accounts receivable, net					                       4,284		   4,533
     Inventories:
       Raw materials							                              2,086     1,876
       Work in process						                               672		     907
       Finished goods					                                 946		     619
        Total inventories					                           3,704	    3,402
     Prepaids and income tax refunds receivable	         1,508		   2,632
        Total current assets			                 	       13,830    14,240
     Property, plant and equipment, net				              6,842		   6,844
     Other assets					                                      58	       53
        Total assets					                              $20,730   $21,137

LIABILITIES AND SHAREHOLDERS' EQUITY
     Note payable to bank					                          $1,385
     Accounts payable						                              2,297    $2,697
     Accrued payroll and related items				               1,186	   	1,604
     Accrued marketing programs					                       704	   	  809
     Accrued expenses					                               1,067     1,915
        Total current liabilities				                    6,639     7,025
     Deferred income taxes					                          1,487	    1,487
        Total liabilities					                           8,126     8,512

     Commitments and contingencies
     Shareholders' equity
     Common stock and additional paid-in capital,
      issued and outstanding 1,110,934 shares	           1,592	    1,592
     Retained earnings:
      Balance at beginning of period		 	                11,033    13,345
      Net loss for period				                              (21)   (2,312)
      Balance at end of period				                      11,012	   11,033
         Total shareholders' equity			                  12,604	   12,625
     Total liabilities and shareholders' equity	       $20,730	  $21,137

<F1>The accompanying notes are an integral part of these financial statements

                                    -4-






                                 KIT MANUFACTURING COMPANY
                                 STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)

                             		         	For the nine months ended July 31,
                                                             1998	    1997
Cash flows from operating activities:
        Cash received from customers		                   	$46,228 	$63,806
        Interest received	                              	      91	      58
        Cash received from operations	                   	 46,319	  63,864

        Cash paid to suppliers and employees		       	     47,662	  61,539
        Interest paid		                                  	     70      144
        Income taxes (received) paid	                  	   (1,266)	     41
        Cash disbursed for operations	                  	  46,466   61,724

Net cash provided by (used in) operating activities     	   (147)    2,140

Cash flows from investing activities:
       Purchase of property, plant and equipment		  	       (793) 	   (936)
       Changes in other current and non-current assets       215        23
Net cash used in investing activities	                  	   (578)	    (913)

Cash flows from financing activities:
        Proceeds from line-of-credit borrowings		      	  12,428	   12,374
        Principal payments on line-of-credit borrowings		(11,042) 	(12,374)
Net cash provided by financing activities			      	        1,386	        0

Net increase in cash				                     	               661  	  1,227
Cash at beginning of year			                  	            3,673  	  2,281
Cash at end of period		                                 	 $4,334	   $3,508

Reconciliation of net loss to net cash used in operating
activities:
Net loss						                                       			 	  ($21) 	($1,496)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation						               	                           471	      500
Decrease in accounts receivable			                  		   	   249  	  3,200
Increase (decrease) in inventories      			              	  (302)    3,813
Decrease in accounts payable and accrued liabilities		   	(1,771) 	 (2,796)
Increase (decrease) in  income taxes payable				           1,227	   (1,081)

Net cash provided by (used in) operating activities		    	 ($147) 	 $2,140

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

Note G - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income"; FAS 131, "Disclosures about Segments of an Enterprise and Related Information"; FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits"; FAS 133, "Accounting for Derivative Instruments and Hedging Activities". Management does not anticipate that the adoption of these standards will have a significant effect on earnings or the financial position of the Company.

KIT MANUFACTURING COMPANY
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION - JULY 31, 1998 COMPARED TO OCTOBER 31, 1997

Under third quarter market conditions, the Company borrowed on its line of credit to maintain its inventory levels to provide for anticipated fourth quarter sales. The Company's working capital decreased $24,000 due to the line of credit borrowings for inventory build-up. The current ratio was 2.1:1 at July 31, 1998 compared to 2.0:1 at October 31, 1997.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and unused line of credit, are considered to be adequate to provide for near term cash needs.

RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997

Total sales for the quarter ended July 31, 1998 were $15,328,000, a 26% decrease from sales of $20,811,000 for the same quarter of the prior year. The decrease consisted of an 11% increase in manufactured housing sales and a 41% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift to sales of lower priced entry level products and the closure of the Kansas RV plant in April 1998.

Cost of sales decreased 31% from the same quarter of the prior year and decreased 6% as a percent of sales due primarily to the decline in sales volume. The resulting increase in gross profit margins compared to the third quarter of fiscal 1997 is chiefly attributed to the cost containments associated with the successful introduction of the Company's new RV models for the entry level market.

Selling, general and administrative expenses decreased 6% over the same quarter of the prior year and increased 2% as a percent of sales. This was due primarily to the continued planned reductions in marketing costs and overhead costs.

Net interest expense for the current quarter was less than $1,000 compared to net interest expense of $18,000 in the same quarter of the prior year. This was a result of an increase in the average net short-term investments.

The net income for the three months ended July 31, 1998 was $74,000, or $0.07 per share, compared to net loss of $437,000, or $0.39 per share, for the same quarter of the prior year.

KIT MANUFACTURING COMPANY
Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

Total sales for the nine months ended July 31, 1998 were $45,979,000, a 24% decrease from sales of $60,534,000 for the same period of the prior year. The decrease consisted of a 12% increase in manufactured housing sales and a 38% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift to sales of lower priced entry level products and the closure of the Kansas RV plant in April 1998.

Cost of sales decreased 27% from the same nine months of the prior year and decreased 3% as a percent of sales due primarily to the decline in sales volume. The resulting increase in gross profit margins compared to the prior year is chiefly attributed to the cost containments associated with the successful introduction of the Company's new RV models for the entry level market.

Selling, general and administrative expenses decreased 28% over the same nine months of the prior year and remained equivalent as a percent of sales. This was due primarily to the continued planned reductions in marketing costs and overhead costs.

Net interest income for the current nine months was $21,000 compared to net interest expense of $86,000 in the same nine months of the prior year. This was a result of an increase in the average net short-term investments and lower average borrowing levels due to a decline in material purchases.

The net loss for the nine months ended July 31, 1998 was $21,000, or $0.02 per share, compared to net loss of $1,496,000, or $1.35 per share, for the same nine months of the prior year.

                     PART II

OTHER INFORMATION


Item 6 (a).

See Index to Exhibits on page 10.


Item 6 (b).

Form 8-K was not required to be filed during the quarter ended July 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIT MANUFACTURING COMPANY

	(Registrant)



DATE	7/31/98			/s/ Dan Pocapalia
              					Dan Pocapalia
					              Chairman of the Board,
                   Chief Executive Officer and
                   President (Principal Executive
                   Officer)



DATE	7/31/98			/s/ Bruce K. Skinner
              					Bruce K. Skinner
					              Vice President and Treasurer
                   (Principal Financial and
                   Accounting Officer)

KIT MANUFACTURING COMPANY
INDEX TO EXHIBITS


Item:

(27)	Financial Data Schedule