Form 10-K
period 1998-10-31
KIT MANUFACTURING CO
filed 1999-01-29
CIK 56151

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended October 31, 1998
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting stock held by non-affiliates of Registrant was $3,155,245 as of January 27, 1999.

                                 1,110,934
(Number of shares of Common Stock outstanding as of January 22, 1998)

     Certain information called for by Parts I, II and IV is incorporated by reference to the registrant's Annual Report to shareholders for the fiscal year ended October 31, 1998 and the information called for by Part III is incorporated by reference to the registrant's definitive proxy statement to be filed with the Commission within 120 days after October 31, 1998.
                 The Index to Exhibits appears on page 16.
                         35 pages in total.

                              PART I

          Item 1.                    Business

                                     General

          KIT Manufacturing Company ("Registrant") was incorporated in California in 1947, as the successor to a business founded in 1945. A description of Registrant's business during the last fiscal year appears on page 3 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1998, which is incorporated herein by reference.

                 Principal Products Produced and Industry Segments

          Registrant designs, manufactures and sells manufactured housing (mobile homes) which are relocatable, factory-built dwellings of single, double and triple unit design. Constructed on wheel undercarriages, they are towed by truck to locations where they are set up and connected to utilities. Registrant also produces recreational vehicles designed as short-period accommodations for vacationers and travelers. These products are travel trailers designed to be towed behind pickup trucks and fifth wheel travel trailers designed to be towed behind and attached to special couplers in the beds of pickup trucks.

          Set forth below are the percentages of revenues contributed by each class of similar products for the last three fiscal years:

                                            Products Class
           Fiscal Year               Manufactured       Recreational
        Ended October 31,              Housing            Vehicles

             1996                       22%                78%
             1997                       31%                69%
             1998                       43%                57%

          Certain information regarding industry segments is set forth on page 10 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1998, which is incorporated herein by reference.

               Method of Product Distribution

          Registrant sells its products to approximately 167 dealers in 25 states and 21 dealers in Canada. Exclusive dealerships are not the pattern of the industry, and virtually all dealers also sell competing products. Registrant generally produces manufactured housing products only against orders received from dealers. Recreational vehicles are built for inventory particularly during the winter months in anticipation of increased demand during the spring months. (See "Seasonal Considerations" below.)
Transportation charges are an important

          Item 1.   Continued

factor in the cost of Registrant's products; therefore, distribution is generally a function of distance to the various markets and competitive conditions within these markets. (See Item 2, "Properties," for the locations of Registrant's principal plants.)

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

          Backlog

          Registrant does not consider the existence and level of backlog at any given date to be a significant factor affecting its business, except in establishing its production schedules. This is primarily due to the fact that orders may be cancelled up until the time the dealer takes delivery, although such cancellations have not been significant to date. The dollar amount of backlog, subject to the above described cancellation provision, was $3,830,356 and $8,303,771 at October 31, 1998 and 1997, respectively. All of the backlog existing at October 31, 1998 is expected to be filled within the current fiscal year.

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

          Item 1.   Continued


          Research and Development

          Registrant periodically revises and redesigns its models in response to consumer demand. These revisions and redesigns can be extensive, if necessary, in order to obtain market acceptance. Registrant manufactures and sells manufactured housing and recreational vehicles and engages in new product development.

          Number of Employees

          On October 31, 1998, Registrant had 681 employees at its manufacturing plants and executive offices.

          Seasonal Considerations

          Registrant's sales and production volume traditionally increase during the second and third quarters of the fiscal year.
During fiscal 1998, fifty-three percent of sales were achieved during the second and third fiscal quarters.

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

          Business Risks

          Demand for Registrant's products is dependent upon the availability and cost of gasoline, weather conditions, available consumer credit and economic conditions. Relaxed consumer credit and the up-beat economy favorably affected dealers and retail purchasers of Registrant's manufactured housing products in fiscal 1998. Nevertheless, KIT's 1999 recreational vehicles models were well received by the dealers and KIT is optimistic about the favorable outcome of future operations of this segment.

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

          Item 2.   Properties

          Registrant leases general executive and administrative offices in Long Beach, California. The lease expires on March 14, 1999. Registrant owns an 11,160 square foot building, situated on
1.2 acres, housing operational offices in Caldwell, Idaho. The following table sets forth certain information about the property and facilities utilized by Registrant for manufacturing and plant administrative purposes, and the property leased to others (all property is owned by Registrant unless otherwise noted):

                                         Approximate   Approximate
Facility And Location                      Acres      Square Feet

Recreational vehicle plants:
     Caldwell, Idaho (R2)                     15.7          55,200
     Caldwell, Idaho (R1)                     15.8          53,000
     Caldwell, Idaho (RSA)                    10.9          67,800   (1)
     Caldwell, Idaho (Chassis)                  .5           9,000
     McPherson, Kansas                        23.0          47,400   (4)
     McPherson, Kansas                        12.5          67,600   (4)
     Chino, California                        10.0          47,700   (2)

Manufactured housing plants:

        Caldwell, Idaho                        9.5          99,100   (3)
        Caldwell, Idaho                        2.1          13,200   (1)





(1)81,000 square foot Production Facility is being utilized by recreational vehicles and by manufactured housing.

(2)Production Facility is leased to third party.

(3)In 1997, 6,600 square foot storage area was added and 28,500 square foot building addition was also added to the existing
   64,000 square foot Production Facility.

(4)In April of 1998, the production activities at this plant location were permanently idled.

          Item 3.   Legal Proceedings

          Not applicable.

          Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II



          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual
Report to Shareholders for the fiscal year ended October 31, 1998, at pages 1 and 12.

          Item 6.   Selected Financial Data

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual
Report to Shareholders for the fiscal year ended October 31, 1998, at page 14.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual
Report to Shareholders for the fiscal year ended October 31, 1998, at pages 4 and 5.

          Item 8.   Financial Statements and Supplementary Data

          Information in response to this item is incorporated by reference from the Financial Statements and the Notes to Financial Statements in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1998, at pages 6 through 11 and pages 13 through 15 of the Registrant's Annual Report.

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

PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1)   Financial Statements

                                                              Annual Report
                                                                 Page(s)

                    Balance Sheets at October 31, 1998 and
                      1997                                           6

                    Statements of Income for each of the three
                      years in the period ended October 31, 1998     7

                    Statements of Shareholders' Equity for each
                      of the three years in the period ended
                      October 31, 1998                               7


                    Statements of Cash Flows for each of
                      the three years in the period ended
                      October 31, 1998                               8


                    Notes To Financial Statements                    9-11

                    Report of Independent Accountants                12





          The financial statements and the Report of Independent Accountants listed in the above index which are included in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1998 are hereby incorporated by reference. With the exception of the items referred to above and in Items 1, 5, 6, 7 and 8, Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1998 is not to be deemed filed as part of this report.

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

                      Schedules:

                      For each of the three years in the
                        period ended October 31, 1998

                        VIII     Valuation and  Qualifying
                                   Accounts                    13







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

          (13) Annual report to security holders.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1998.

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES



To the Shareholders and Board of Directors of KIT Manufacturing Company


          Our report on the financial statements of KIT Manufacturing Company has been incorporated by reference in this Form 10-K from page 12 of the 1998 Annual Report to Shareholders of KIT Manufacturing Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 11 of this Form 10-K.

          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 15, 1998


                                    KIT MANUFACTURING COMPANY

                                          SCHEDULE VIII
                                VALUATION AND QUALIFYING ACCOUNTS
                       For The Years Ended October 31, 1998, 1997 And 1996




           Col. A                   Col. B              Col. C             Col. D       Col. E

                                                       Additions
                                                    (1)         (2)
                                                 Charged To  Charged To
                                    Balance At     Costs       Other                   Balance At
                                   Beginning Of     And       Accounts    Deductions      End Of
           Description                Period      Expenses    Describe     Describe      Period

Allowance for doubtful accounts:
  Year ended October 31, 1996          $44,000      -                       $1,000(A)       $43,000

  Year ended October 31, 1997          $43,000      -                       $1,000(A)       $42,000

  Year ended October 31, 1998          $42,000      -                       $5,000(A)       $37,000

(A)Write-off of uncollectible accounts.


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

                              KIT Manufacturing Company

                              By:/s/Dan Pocapalia
                                    Dan Pocapalia
                                Chairman of the Board,
                            Chief Executive Officer and
                                     President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Dan Pocapalia        Jan.28, 1999   /s/John W.H. Hinrichs Jan.28, 1999
   Dan Pocapalia                          John W.H. Hinrichs
Chairman of the Board,                    Director
Chief Executive Officer
and President (Principal
Executive Officer)



/s/John F. Zaccaro     Jan.28, 1999    /s/Frank S. Chan     Jan.28, 1999
John F. Zaccaro                           Frank S. Chan
Director                                  Director



/s/Bruce K. Skinner    Jan.28, 1999   /s/Fred W. Chel       Jan.28, 1999
Bruce K. Skinner                         Fred W. Chel
Vice President - Treasurer               Director
(Principal Financial and
Accounting Officer)

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

                         KIT Manufacturing Company

                           1998 Annual Report

       KIT Manufacturing Company
       Financial Highlights

       (Dollars in thousands except per share amounts)

                                       1998      1997      1996      1995          1994
       Operating Results for the
       Year Ended October 31
Sales                                 $61,030   $76,465   $97,158      $101,462   $89,722
Net (loss) income                       $(357)  $(2,312)   $1,431(1)     $1,349(2) $1,891(3)
Net (loss) income per share:
          Basic                        ($0.32)   ($2.08)    $1.29(1)     $1.21(2)   $1.61(3)
          Diluted                      ($0.32)   ($2.08)    $1.27(1)     $1.21(2)   $1.59(3)

Weighted-average shares outstanding:
          Basic                     1,110,934 1,110,934 1,110,934    1,110,934  1,177,283
          Diluted			                1,110,934 1,110,934 1,130,433    1,110,934  1,189,308

       Working capital                 $6,861    $7,215    $9,984       $8,427     $7,622

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









       About the Company:

       KIT Manufacturing Company produces manufactured housing and recreational vehicles marketed by an independent dealer network in 25 states in the West, Midwest, South and Southeast, as well as Canada and Japan. KIT homes are permanent living structures that are built utilizing materials similar to conventional housing. KIT recreational vehicle products are used primarily for camping or vacation travel and provide a variety of living accommodations.

To Our Shareholders:

 	Fiscal 1998 was an extremely challenging year for the Company. Sales for recreational vehicles declined 34 percent. This decline was due to several factors. The primary reason was the fact that the recreational vehicle operation in McPherson, Kansas was terminated in March 1998 for economic reasons.

		Despite the decrease in overall RV sales and the significant costs incurred to shut down the McPherson, Kansas plant, the results from operations for this division improved significantly in comparison to fiscal 1997. This was due to cost reductions and design changes incorporated in the RV products which improved overall margins and made the RVs more market competitive. In addition, the Company revised its recreational vehicle marketing programs during fiscal 1998 to capture increased market share.

		The Company restructured a number of key management positions and made a number of operational facility changes in the RV Division in fiscal 1997 and
  1998. Management believes that the realignment of the RV Division will provide for a more competitive operating environment which should result in improved performance in fiscal 1999.

		Currently, KIT has initiated a search for a Chief Operating Officer to complete the planned reorganization of the Company. This position will be key to the ongoing operational improvements currently underway for future growth and expansion of the RV and Manufactured Housing Divisions.

		The National RV show in Louisville, Kentucky held during the latter part of 1998 provided management with an optimistic view of what lies ahead for fiscal 1999. Our restyled recreational vehicle lines, enhanced by our low and mid-line products, were extremely well received by the dealers. Manage-
  ment believes, based on the enthusiastic response by our dealer body, that the Company will meet the demands of this highly competitive market where the challenge is to provide moderately-priced, high-value products.

		During the latter part of fiscal 1997, the Manufactured Housing Division completed its plant expansion, giving this facility a production capacity increase of 40 percent during fiscal 1998. The expansion now gives this division a competitive edge to produce at maximum volume with improved labor efficiencies. As evidence of the changes, operational results for this division improved 125 percent during fiscal 1998 in comparison to fiscal 1997.

		The Manufactured Housing Division began participation in a retail sales partnership during fiscal 1998. The performance of this arrangement has exceeded all of managements' expectations. The division is now reviewing plans for participation in a second retail sales operation which should be completed by March of 1999. A third retail joint venture is currently in the development stage and should be completed by the end of fiscal 1999.

		The Company's financial position remains strong. KIT has no long-term debt and its line of credit remains unused at fiscal year-end. Working capital, despite a 5 percent decline, is more than sufficient to provide the Company with funds necessary for operational maintenance and growth.

		Fiscal 1999 will see the Company continue to concentrate on expanding its market share by providing high quality, high value, innovative products.
  First quarter operations will see our normal seasonal slowdown, however, management believes that the balance of the fiscal year should yield profitable operating results.


  Sincerely,

  /s/Dan Pocapalia

  Dan Pocapalia
  Chairman, President and
  Chief Executive Officer

 Recreational Vehicles

      KIT is one of the major manufacturers of towable travel trailers and fifth-wheels in the United States. KIT's position in the industry is the result of 54 years of consistently producing and delivering high quality, high value products to our customers. KIT products are well known for their reliability and their retained value and at "trade-in" time. KIT RVs are in high demand in the second time entry-level buyer market and the more knowledgeable buyer.

      The baby-boomer generation and younger families are discovering the affordability and comfort of recreational vehicle travel. The Company's philosophy of uncompromising quality control standards has driven KIT to new heights in retail customer loyalty from the oldest to the newest members of RV life-style.

     KIT's RV products incorporate high quality, reliable name-brand appliances, interior components and accessories. In our 1999 product lines, the Company has introduced many new innovations in our all-new model lineup in response to our customers' demands. In addition to new interiors and external graphics, the 1999 floor plans have been further enhanced to attract a broader base of consumers. These changes will significantly improve KIT dealer base opportunities.

      KIT produces a wide range of recreational vehicle products in its manufacturing facilities in Caldwell, Idaho. KIT RV's measure from 19 to 38 feet in length, are more than eight feet wide and provide sleeping accommodations for 2 to 10 persons.

     KIT produces its travel trailers and fifth-wheels under the brand names of Espre', Road Ranger, SunChaser, Companion, Millennium and Patio Hauler.

     The entry level Sun Chaser and Espre' brands have been extremely well received by the dealer body. KIT expects that the retail buyers' enthusiastic reaction will be to choose those products for the many quality features and their low price point.

     The Road Ranger and Companion lines, with over thirty-eight models, are in the mid-priced market. These models are configured with a wide range of features. The all-new Millennium is our high-end product offering. This line has four different models and they provide the largest living and storage areas and feature benefits in their price range. They appeal to the discerning buyer and full-time RVers with a vast selection of features as standard equipment.

     Designed for adventure, the Patio Hauler features a cargo area for hauling off-road vehicles and other sporting equipment. The cargo area then converts to an enclosed patio when the "toys" are removed. The four available floor plans all feature the patio concept as well as provide the buyer with a fully appointed living area separate from the patio.

     Retail prices for the more than 38 KIT floor plans range from $8,500 to $58,000. This range covers approximately 80 percent of the travel trailer and fifth-wheel market.

     More than 120 independent dealers now distribute KIT recreational vehicles to the retail consumer throughout the western United States and Western Canada. The Millennium and Patio Hauler models are retailed throughout the continental United States. KIT provides its dealer network system with national media advertising, sales literature, training and special support programs, along with its national reputation for product quality and service.

     RV use is a flourishing source of recreation and relaxation for many Americans regardless of age or economic background. Over the past 54 years, KIT has supplied this growing market with the quality and affordability that fulfills the desires of people who enjoy this type of comfort and convenience. The Company continues to strive for excellence in its products and service in its quest to make the RV experience a most enjoyable one for its many satisfied customers.

 Manufactured Housing

    The manufactured housing division's recent growth continues to run higher than industry average. Value pricing coupled with a continuing emphasis on reducing operating costs has had a positive effect on this division.

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

    In fiscal 1998, KIT homes enjoyed a greater share of the single family home subdivision sites. With an additional 40% production capacity now available, our future in this market should support KIT's housing division expansion.

  As the nation continues to search for solutions to the problem of affordable, single-family housing, KIT stands ready to provide attractive, energy-efficient homes at competitive prices.

 KIT Manufacturing Company

 Management's Discussion And Analysis of Results of Operations and Financial Condition

 Results of Operations

 Fiscal 1998 Compared to 1997
	Sales declined 20% to $61.0 million compared to fiscal 1997. The net loss was $357,000, or $0.32 per share, in comparison to a net loss in fiscal 1997 of $2,312,000, or $2.08 per share. The net losses were primarily from operational losses in the RV division. These losses were the result of a significant decline in sales due to competitive pricing issues in 1998 and 1997 and the costs associated with the closure of the McPherson, Kansas RV plant in fiscal 1998. The manufactured housing division implemented modest price increases in 1998 and 1997 to counter increases in raw material costs.

	Recreational vehicle division sales decreased 34% to $34.6 million. The overall decrease in RV shipments was 30%, down to 2,511 units. This decline consisted of a decrease in fifth-wheel model shipments from 1,774 units in 1997 to 1,056 units in fiscal 1998 and travel trailer shipments of 1,455 units down from 1,808 shipped in 1997. The model mix tended toward lower priced units in fiscal 1998. Because of the results of operations during fiscal 1997, the Company made key management changes and realigned the RV operations to be more competitive in fiscal 1998. Based on these changes, during fiscal 1998, the RV division improved its operating results by 46%. Management believes that this division is fully prepared to achieve profitable operating results in fiscal 1999.

 Manufactured housing sales increased 11% to $26.4 million. This increase reflected a 6% rise in shipments of single-section homes to 103 units and a 20% increase in shipments of multi-section homes to 677 units. Total unit shipments increased 18% to 780 homes in fiscal 1998.

	Gross profit as a percent of sales increased to 8% in comparison to 4% in 1997. The primary reasons for the increase were an increase in operating efficiencies in both divisions and increased sales volume in manufactured housing.

	Selling, general and administrative expenses remained at 9% of sales in comparison to fiscal 1997. The Company increased its selling costs as a percentage of sales in RV's in order to maintain market share as competition increased, offset by decreases in administrative expenses.

	Net interest income of $55,000 in 1998, as compared to net interest expense of $36,000 in 1997, was the result of higher average cash investments and lower average borrowings in fiscal 1998 as compared to fiscal 1997.

 Fiscal 1997 compared to 1996
	Sales declined 21% to $76.5 million compared to fiscal 1996. The net loss was $2,312,000, or $2.08 per share, in comparison to net income in fiscal
 1996 of $1,431,000, or $1.29 per share. Net income in 1996 included an after-tax gain from insurance proceeds on a business interruption claim of $373,000, or $0.34 per share. The manufactured housing division implemented modest price increases in 1997 and 1996 to counter increases in raw material costs.

	Recreational vehicle division sales decreased 30% to $52.7 million. The overall decrease in RV shipments was 31% down to 3,582 units in 1997. This decline consisted of a decrease in fifth-wheel model shipments from 2,501 units in 1996 to 1,774 units in fiscal 1997 and travel trailer shipments of 1,808 units down from 2,728 shipped in 1996. The model mix moved toward lower priced units in fiscal 1997. Management believes that the Company is fully prepared to meet this continuing trend by offering lower priced units in fiscal 1998.

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

	Selling, general and administrative expenses remained at 9% of sales in comparison to fiscal 1996. The Company increased its selling costs in RV's in order to maintain market share as competition increased, offset by decreases in administrative costs.

	Net interest expense of $36,000 in 1997, as compared to net interest expense of $13,000 in 1996, was the result of higher average borrowing levels as the
 Company maintained its inventories at a higher average level than in fiscal
 1996.

 Liquidity and Capital Resources
	The financial position of the Company remains strong. The current ratio at fiscal-year end 1998 remained at 2.0 in comparison to fiscal 1997.

	In addition to funding capital requirements with available funds, the Company, through financing activities, funds seasonal working capital requirements with cash from periodic borrowings on its unsecured revolving line of credit. See Note 4 of the Notes to Financial Statements for discussion of the line of credit. There were no borrowings against the line of credit at fiscal year-end 1998 or 1997.

	The Company believes that available funds, supplemented as needed with funds available on its line of credit, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

 Other
	In 1997, the Financial Accounting Standards Board ("FASB") issued Statement
 No. 130, Reporting Comprehensive Income. This statement, which must be adopted by the Company in fiscal 1999, establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Also in 1997, the FASB issued Statement No. 131, Disclosures
 About Segments of an Enterprise and Related Information, which establishes standards for the way that companies report information about operating segments in annual financial statements, and requires that those companies report selected information about operating segments in interim financial reports issued to shareholders. This statement must also be adopted in fiscal 1999. The Company believes that the adoption of these two new standards will not have a material impact on its reported results of operations.

	The Company has instituted a program to determine whether its computer information systems are able to interpret dates beyond the year 1999 (the
 "Year 2000 Compliance Program") and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational. The Company believes that its present computer information systems software and hardware is Year 2000 compliant and intends to obtain certification of such for any purchases of computer software and hardware.

	The Company is also in the process of evaluating non-information technology systems, which would include telephone equipment, time-keeping equipment and surveillance equipment. The Company expects this evaluation to be completed by early 1999.

	The Company is in the process of contacting its major suppliers, service vendors and customers regarding Year 2000 compliance and anticipates that this phase of the Year 2000 Compliance Program will be completed early in fiscal 1999.

	The total cost of the Year 2000 Compliance Program is not expected to be material to the Company's financial position or results of operations. To date, the Company has spent less than $25,000 on Year 2000 compliance. The Company believes that the cost of ensuring Year 2000 compliance for its own operational and financial systems will be less than $50,000.

	Although management believes the Company has an adequate plan to be Year 2000 compliant, there can be no assurance that this program will ultimately be successful. The Company believes that it has sufficient resources to implement new and modified computer systems and programming to address the Year 2000 issue, and, accordingly, has not to date identified the need for any contingency planning. However, the Company's ongoing assessment of its financial and operations systems and non-information technology systems may reveal the need for contingency planning in the future.

  KIT Manufacturing Company
  Balance Sheets

       October 31,                                              1998          1997
       ASSETS
       Current Assets
           Cash and cash investments                           $3,230,000  $3,673,000
           Accounts receivable, net of allowance for doubtful
           accounts of $37,000 in 1998 and $42,000 in 1997      4,041,000  4,533,000
           Inventories                                          4,821,000  3,402,000
           Prepaids, income taxes receivable and deferred       1,372,000  2,632,000

          Total Current Assets                                 13,464,000 14,240,000

       Property, Plant and Equipment, at cost
           Land                                                   492,000    492,000
           Buildings and improvements                           7,931,000  7,047,000
           Machinery and equipment                              3,866,000  4,148,000
           Construction in progress                               402,000  1,055,000

                                                               12,691,000  12,742,000
              Less accumulated depreciation                    (5,956,000) (5,898,000)

                                                                6,735,000   6,844,000
       Other Assets                                               152,000      53,000

                                                              $20,351,000  $21,137,000

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Accounts payable                                    $2,688,000   $2,697,000
           Accrued payroll and payroll related liabilities      1,587,000    1,604,000
           Accrued marketing programs                             718,000      809,000
           Accrued expenses                                     1,610,000    1,915,000
          Total Current Liabilities                             6,603,000    7,025,000

       Deferred Income Taxes                                    1,480,000    1,487,000

                                                                8,083,000    8,512,000
       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,110,934 shares in
             1998 and 1997                                        750,000      750,000
           Additional paid-in capital                             842,000      842,000
           Retained earnings                                   10,676,000   11,033,000
               Total Shareholders' Equity                      12,268,000   12,625,000

                                                              $20,351,000  $21,137,000

 The accompanying notes are an integral part of these financial statements.



       KIT Manufacturing Company
       Statements of Income

       For the Years Ended October 31,           1998           1997           1996
       Sales                                     $61,030,000    $76,465,000    $97,158,000
       Costs and expenses
           Cost of sales                          55,920,000     73,176,000     86,473,000
           Selling, general and admin. expenses    5,583,000      7,074,000      8,911,000
                                                  61,503,000     80,250,000     95,384,000

       Operating (loss) income                      (473,000)    (3,785,000)     1,774,000

       Other income (expense)
         Interest (expense) income, net               55,000        (36,000)       (13,000)
         Equity in loss of retail sales partnership  (54,000)
         Gain on business interruption claim                                       620,000

       (Loss) income before income taxes            (472,000)    (3,821,000)      2,381,000
       (Benefit) provision for income taxes         (115,000)    (1,509,000)        950,000

       Net (loss) income                           $(357,000)   $(2,312,000)     $1,431,000
       Net (loss) income per share:
         Basic                                        ($0.32)        ($2.08)          $1.29
         Diluted                                      ($0.32)        ($2.08)          $1.27
       Weighted-average shares outstanding:
         Basic                                     1,110,934      1,110,934       1,110,934
         Diluted                                   1,110,934      1,110,934       1,130,433

       Statements of Shareholders' Equity
                                   Common Stock        Additional     Retained
                                  Shares   Amount   Paid-In Capital   Earnings    Total
       Balance, October 31, 1995  1,110,934 $750,000   $842,000       $11,914,000 $13,506,000
           Net income                                                   1,431,000   1,431,000
       Balance, October 31, 1996  1,110,934 $750,000   $842,000       $13,345,000 $14,937,000
           Net loss                                                    (2,312,000) (2,312,000)
       Balance, October 31, 1997  1,110,934 $750,000   $842,000       $11,033,000 $12,625,000
           Net loss                                                      (357,000)   (357,000)
       Balance, October 31, 1998  1,110,934 $750,000   $842,000       $10,676,000 $12,268,000

The accompanying notes are an integral part of these financial statements.



       KIT Manufacturing Company
       Statements of Cash Flows

       For the Years Ended October 31,                1998                1997          1996
       Cash Flows From Operating Activities:
        Cash received from customers                 $61,523,000         $79,958,000    $96,711,000
        Life Insurance proceeds                                               72,000
        Interest received                                166,000             105,000         53,000

        Cash received from operations                 61,689,000           80,135,000    96,764,000

        Cash paid to suppliers and employees          62,710,000           77,565,000    95,593,000
        Interest paid                                    111,000              141,000        66,000
        Income taxes (received) paid                  (1,263,000)             (47,000)    1,073,000

        Cash disbursed for operations                 61,558,000           77,659,000    96,732,000

     Net cash provided by operating activities            131,000        2,476,000              32,000

     Cash Flows From Investing Activities:
     Purchase of property, plant and equipment, net      (780,000)        (969,000)           (434,000)
     Insurance proceeds from business interruption claim                         		            620,000
     Changes in other current and non-current assets      206,000         (115,000)           (155,000)

     Net cash (used in) provided by investing activities (574,000)      (1,084,000)             31,000

     Cash Flows From Financing Activities:
     Proceeds from line-of-credit borrowings           17,790,000       12,374,000           4,900,000
     Principal payments on line-of-credit borrowings  (17,790,000)     (12,374,000)         (4,900,000)

     Net cash used in financing activities                  --             --                   --

     Net (decrease) increase in cash                     (443,000)       1,392,000              63,000

     Cash and cash investments at beginning of year     3,673,000        2,281,000           2,218,000
     Cash and cash investments at end of year          $3,320,000       $3,673,000          $2,281,000
_______________________________________________________________________________________________________
       Reconciliation of Net (Loss) Income to Net Cash Provided by
          (Used in) Operating Activities:


       Net (loss) income                               $(357,000)      $(2,312,000)         $1,431,000

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation                                             639,000           677,000             670,000
Gain on business interruption claim                         --                --		            (620,000)
Decrease (increase) in accounts receivable               492,000         3,493,000            (676,000)
(Increase)decrease in inventories                     (1,419,000)        3,767,000          (1,501,000)
(Decrease) increase in accounts payable and accruals    (429,000)       (1,667,000)            894,000
Change in accrued income taxes                         1,205,000        (1,482,000)           (166,000)

      Net cash provided by operating activities         $131,000        $2,476,000             $32,000

The accompanying notes are an integral part of these financial statements.


KIT Manufacturing Company
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Cash and Cash Investments
	The Company invests its cash in high quality financial instruments, all of which are considered cash equivalents. The Company considers all highly liquid financial instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates market. The Company also maintains deposits at financial institutions in amounts in excess of federally insured limits. Management believes that credit risk related to its investments is limited due to the quality of the investments and the Company's policy which limits credit exposure to any one financial institution.

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

Income Taxes
	The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss or Income Per Share
	In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"),
which was adopted by the Company effective for the year ended October 31,
1998, as required by the statement. SFAS 128 requires the presentation of both basic and diluted loss or income per share on the Statements of Income.
Basic loss or income per share is computed based on the weighted-average number of shares outstanding during each year. Diluted loss or income per share is computed based on the sum of the weighted-average number of share outstanding plus potential common share arising out of stock options issued in 1994, unless the inclusion of such options would result in antidilution.
Loss or income per share information has been restated to conform to the requirements of the statement. The Company's loss or income amounts used for per share calculations are the same for both the basic and diluted methods.
 	There were no potential common shares included in the calculation of diluted loss per share for the years ended October 31, 1998 and 1997, because the effect would have decreased the loss per share amount and therefore been antidilutive. Potential common shares included in the calculation of diluted income per share were approximately 19,000 for the year ended October 31, 1996.

Insurance
	The Company is self-insured for workers' compensation for its plant locations, officers and directors, and product liability. The Company has recognized an estimated potential liability for incurred but not reported claims. The Company recognized experience refunds from its medical insurance carrier amounting to $230,000 in 1996.

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

Stock Options
	In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based
Compensation ("SFAS 123"), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that this method of accounting for stock based compensation has no effect on the financial statements as presented since the most recent stock option grants occurred in 1994.

Retail Sales Partnership
	The Company's investment in the Retail Sales Partnership is accounted for under the equity method of accounting.

2. Business Interruption Claim
	In mid-June, 1992, the McPherson, Kansas manufactured housing plant facility was destroyed by a tornado. In addition, all of the manufacturing equipment and inventories were lost to water and wind damage. The storm also destroyed the finished goods inventory of the RV plant facility in the same location.
The Company recorded a gain in 1996 of $620,000 for a business interruption claim related to this matter.

3. Stock Options
	During June 1994, the Company granted to five officers of the Company, options to purchase up to 96,944 shares of the Company's common stock, at 100% of the then fair value, or $10.38 per share. Also in June 1994, the Company granted to one such officer an additional option to purchase up to 35,056 shares of the Company's common stock, at 110% of the then fair value, or $11.41 per share. Options granted vest in four equal annual installments beginning one year after the date of the grant. The options to purchase the 96,944 shares of the Company's common stock stock remains outstanding
(subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 10 years from the date of grant. The option to purchase the 35,056 additional shares of the Company's common stock remains outstanding (subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 5 years from the date of grant. On October 31, 1998, 1997 and 1996, total unexercised options were 132,000, of which 132,000, 99,000 and 66,000 options, respectively, were exercisable.

4. Bank Credit Line
	The Company is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the lesser of the bank's prime rate or market rate, and certain minimum requirements as to the Company's working capital and debt-to-equity relationships. At October 31, 1998, there was no outstanding balance on the revolving credit line, and the maximum borrowing permitted was the lesser of $4,000,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000. Interest costs charged to expense for the fiscal years 1998, 1997 and 1996 were $111,000, $141,000 and $66,000, respectively.

5. Commitments and Contingencies
	The Company was contingently liable at October 31, 1998 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The total value of finished units subject to such agreements as of October 31, 1998 and 1997 was approximately $9,826,000 and
$12,312,000, respectively.
 In addition, the Company is contingently liable to financial institutions for standby letters of credit totalling $778,000 as of October 31, 1998 and
1997, respectively. These letters of credit were established to satisfy the self-insured workers' compensation regulations of the states in which the
Company conducts manufacturing operations.
 Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

       7.  Inventories
         Inventories are summarized as follows:
       October 31,                                    1997           1996
       Raw material                                   $1,758,000     $1,876,000
       Work in process                                   685,000        907,000
       Finished goods                                  2,378,000        619,000
                                                      $4,821,000     $3,402,000

 The excess of current replacement cost over last-in, first-out cost was $852,000 at October 31, 1998 and $1,189,000 at October 31, 1997.



       7. Industry Segment Information
 Information about the Company's operations within industry segments for the years ended October 31, 1998, 1997, and 1996 is presented on page 13.

KIT Manufacturing Company
Notes to Financial Statements

8. Income Taxes
          The components of the (benefit) provision for income taxes are as follows:

       For the year ended October 31,       1998           1997           1996
       Current:
         Federal                       $(58,000)      $(1,263,000)        $712,000

         State                                           (266,000)         195,000

                                        (58,000)       (1,529,000)         907,000

       Deferred:
             Federal                        (46,000)      54,000           47,000

             State                          (11,000)     (34,000)          (4,000)

                                            (57,000)      20,000           43,000

                                         $ (115,000) $(1,509,000)        $950,000

         The sources of deferred taxes were as follows:
       October 31,                          1998           1997           1996
       Accrued warranty costs               $197,000     $(160,000)      $(52,000)
       Workers' compensation reserves         76,000       (60,000)        31,000
       State income and franchise taxes     (102,000)      167,000          7,000
       Inventory cost capitalization         (44,000)      105,000        (16,000)
       Net operating loss carryforwards      (55,000)
       Other                                (129,000)      (32,000)        73,000
                                            $(57,000)      $20,000        $43,000

       Reconciliation of the effective tax rates and the U.S. statutory tax rate is summarized as follows:
 October 31,                 1998           1997           1996
       Statutory tax rate                             (34.0%)        34.0%         34.0%
       State tax provision, net of federal tax effect  (1.5)         (1.8)          4.1
       Tax exempt interest                             (8.3)         (0.2)         (0.3)
       Adjustment of prior years income tax accruals   16.9
       Other                                            2.5          (3.5)          2.1
                                                      (24.4%)       (39.5%)        39.9%

       The components of the deferred tax asset and liability are as follows :
       October 31,                                  1998           1997
       Deferred tax asset:
          Allowance for doubtful accounts        $20,000           $20,000
          Inventory adjustment                    77,000            33,000
          Accrued expenses                       766,000           862,000
          State income taxes                      32,000           (70,000)
                                        								$895,000          $845,000

       Deferred tax liability:
          Accelerated depreciation              $385,000          $392,000
          Involuntary conversion of plant facility
            and equipment                      1,095,000         1,095,000

                                              $1,480,000        $1,487,000

  The Company did not record a valuation allowance against the deferred tax asset in fiscal 1998 or 1997.


                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of KIT Manufacturing Company

   We have audited the accompanying balance sheets of KIT Manufacturing
Company as of October 31, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KIT Manufacturing Company as of October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.

Los Angeles, California                 /s/  PricewaterhouseCoopers LLP
December 15, 1998


       KIT Manufacturing Company
       Industry Segment Information


       October 31,                         1998           1997           1996
       (Dollars in thousands)
       SALES
            Manufactured housing            $26,410        $23,807        $21,580
            Recreational vehicles            34,620         52,658         75,578
            Total sales                     $61,030        $76,465        $97,158

       (LOSS) INCOME BEFORE INCOME TAXES
          Operating (loss) income
            Manufactured housing             $2,021           $876           $933
            Recreational vehicles            (2,494)        (4,661)           841
            Total operating (loss) income      (473)        (3,785)         1,774
          Interest (expense) income, net         55            (36)           (13)
    Equity in loss of retail sales partnership  (54)
    Gain on business interruption claim          --              --            620

       (Loss) income before income taxes      $(472)        $(3,821)       $2,381

       IDENTIFIABLE ASSETS
            Manufactured housing             $8,983          $8,019        $7,207
            Recreational vehicles            11,368          13,118        17,932

         Total assets                       $20,351         $21,137       $25,139

       DEPRECIATION
            Manufactured housing               $289            $259          $234
            Recreational vehicles               350             418           436

         Total depreciation                    $639            $677          $670

       CAPITAL EXPENDITURES
            Manufactured housing               $337            $872          $127
            Recreational vehicles               443              97           307

         Total capital expenditures            $780            $969          $434

 Operating (loss) income represents (loss) income before net interest income
 (expense), equity in loss of retail sales partnership, gain on business interruption claim and income taxes. Non-direct operating expenses are allocated to industry segments based on a percentage of sales. Identifiable assets, depreciation and capital expenditures are those items that are used in the operations in each industry segment, with jointly used items being allocated based on a percentage of sales.



       KIT Manufacturing Company
       Selected Financial Data

       October 31,                1998      1997      1996      1995      1994
       (Dollars in thousands
       except per share amounts)

       FISCAL YEAR
         Sales                    $61,030   $76,465   $97,158   $101,462   $87,722
         Net (loss) income          $(357)  $(2,312)   $1,431(1)  $1,349(2) $1,891(3)
         Cash dividends paid           $         $         $         $         $
         Capital expenditures        $780      $969      $434     $1,251    $3,622
         Depreciation                $639      $677      $670       $597      $478

       AT YEAR-END
         Working capital           $6,861     $7,215     $9,984     $8,427  $7,622
         Current ratio              2.0:1      2.0:1      2.1:1      2.0:1   1.9:1
         Ppty, plnt & equip, net   $6,735     $6,844     $6,319     $6,388  $5,762
         Total assets             $20,351    $21,137    $25,139    $23,302 $21,891
         Long-term obligations         $          $          $          $       $
         Shareholders' equity     $12,268    $12,625    $14,937    $13,506 $12,157

       PER SHARE
        Basic net (loss) income    $(0.32)    $(2.08)     $1.29(1)   $1.21(2)$1.61(3)
        Diluted net (loss) income  $(0.32)    $(2.08)     $1.27(1)   $1.21(2)$1.59(3)
        Shareholders' equity       $11.04     $11.36     $13.45     $12.16   $10.94

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



KIT Manufacturing Company
Quarterly Statistics
(Dollars in thousands except per share amounts)
(Unaudited)
Fiscal 1998                             First Quarter  Second Quarter Third Quarter  Fourth Quarter
Sales                                        $13,819        $16,831        $15,328        $15,052
Gross profit                                     901          1,514          1,601          1,094
(Loss) income before income tax benefit         (265)            90            116           (413)
Net (loss) income                               (157)            55             74           (329)
Basic and diluted net (loss) income per share ($0.14)         $0.05          $0.07         ($0.30)

Fiscal 1997
Sales                                        $16,589        $23,134        $20,811        $15,931
Gross profit                                   1,332          1,026            867             64
Loss before income taxes                        (546)        (1,249)          (741)        (1,285)
Net loss                                        (322)          (737)          (437)          (816)
Basic and diluted net loss per share          ($0.29)        ($0.66)        ($0.39)        ($0.74)




       Market Prices of Common Stock

       Fiscal 1998      First Quarter  Second Quarter   Third Quarter  Fourth Quarter
           High              9 1/8         8 1/8          7 7/8         6 1/2

           Low               6 3/8         6 3/4          6 1/4         4 5/8

       Fiscal 1997
           High              11 7/8         12 3/8         10 3/4        9 9/16

           Low               11             10 1/2          9 1/2        8 1/8


 KIT common stock is traded on the American Stock Exchange. The above table reflects the high and low sales prices for each quarterly fiscal period in the past two years.
 There are approximately 346 shareholders of record on January 8, 1999.

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

 Fred W. Chel                           Legal Counsel
 Business Consultant,                   O'Melveny & Myers
 Custom Fibreglass                      Los Angeles, California
 Manufacturing Company

 Frank S. Chan, Jr.
 Certified Public Accountant, Partner,  Accountants
 Frank S. Chan & Company                PricewaterhouseCoopers LLP
                                        Los Angeles, California
 John W. H. Hinrichs
 Senior Vice President & Cashier,
 Farmers & Merchants Bank
 of Long Beach                          Form 10-K
                                        A copy of the Company's current annual
 John F.Zaccaro                         report filed with the Securities and
 Vice Chairman,                         Exchange Commission (SEC) on Form 10-K,
 Empower Health Corporation             exclusive of exhibits, will be furnished
                                        to shareholders without charge upon
                                        written request to Marlyce A. Faldetta,
                                        Corporate Secretary, KIT Manufacturing
 Officers                               Company, Post Office Box 848, Long Beach
 Dan Pocapalia                          California 90801.
 Chairman of the Board, President
 and Chief Executive Officer
                                        Executive Offices
 Gerald R. Wannamaker                   KIT Manufacturing Company
 Executive Vice President - Operations  530 East Wardlow Road, P.O. Box 848
                                        Long Beach, California 90801
 Bruce K. Skinner                       (562) 595-7451
 Vice President and Treasurer

 Matthew S. Pulizzi                     Annual Meeting of Shareholders
 Vice President - Customer Relations    Tuesday, March 9, 1999, 9:00 A.M.
                                        Long Beach Marriott
 Marlyce A. Faldetta                    4700 Airport Plaza Drive
 Corporate Secretary                    Long Beach, California