Form 10-Q
period 1999-01-31
KIT MANUFACTURING CO
filed 1999-03-08
CIK 56151

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


             For Quarter Ended January 31, 1999
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,110,934 shares outstanding as of January 31, 1999.




                 Index to Exhibits - Page 11

                         1 of 11 Pages

                            PART I


                     FINANCIAL INFORMATION

                    KIT MANUFACTURING COMPANY
                    STATEMENTS OF OPERATIONS
         (Dollars in Thousands Except Per Share Amounts)
                           (Unaudited)
                                                    Three Months Ended
                                                        January 31,
                                                    1999        1998
Sales                                              $12,644     $13,819

Costs and expenses:
Cost of sales                                       11,294      12,918
Selling, general and administrative expenses         1,174       1,183
                                                    12,468      14,101

Operating income (loss)                                176        (282)
Interest income, net                                    12          17

Income (loss) before income taxes                      188        (265)
Provision(benefit) for income taxes                     61        (108)
      (Note A)

Net income (loss)                                      $127      ($157)

Net income (loss) per share - basic and diluted       $0.11     ($0.14)
(Note B)

Shares outstanding - basic and diluted            1,110,934   1,110,934
(Note B)

Dividends per share                                 $   -        $  -



<F1>The accompanying notes are an integral part of these financial statements

                               -3-

                            KIT MANUFACTURING COMPANY
                                 BALANCE SHEETS
                             (Dollars in thousands)
                                                  January 31,  October 31,
                                                      1999       1998
ASSETS                                               (Unaudited)
     Cash and cash investments                    $4,272        $3,230
     Accounts receivable, net                      3,346         4,041
     Inventories:
         Raw materials                             1,988         1,758
         Work in process                             772           685
         Finished goods                            2,689         2,378
           Total inventories                       5,449         4,821
     Prepaids and income tax refunds receivable    1,518         1,372
           Total current assets                   14,585        13,464
     Property, plant and equipment, net            7,113         6,735
     Other assets                                    121           152
           Total assets                          $21,819       $20,351

LIABILITIES AND SHAREHOLDERS' EQUITY
     Note payable to bank                          $2,783
     Accounts payable                               1,672       $2,688
     Accrued payroll and related items              1,190        1,587
     Accrued marketing programs                       900          718
     Accrued expenses                               1,399        1,610
           Total current liabilities                7,944        6,603
     Deferred income taxes                          1,480        1,480
           Total liabilities                        9,424        8,083

     Commitments and contingencies
     Shareholders' equity
     Common stock and additional paid-in capital,
         issued and outstanding 1,110,934 shares    1,592         1,592
     Retained earnings:
        Balance at beginning of period             10,676        11,033
        Net income (loss) for period                  127          (357)
        Balance at end of period                   10,803        10,676
             Total shareholders' equity            12,395        12,268
     Total liabilities and shareholders' equity   $21,819       $20,351

  <F1>The accompanying notes are an integral part of these financial statements

                                       -4-

                            KIT MANUFACTURING COMPANY
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

          For the three months ended January 31,
                                                          1999      1998
Cash flows from operating activities:
        Cash received from customers                     $13,339   $13,874
        Interest received                                     48        27
        Cash received from operations                     13,387    13,901

        Cash paid to suppliers and employees              14,381    16,196
        Interest paid                                         36        10
        Cash disbursed for operations                     14,417    16,206

Net cash used in operating activities                     (1,030)   (2,305)

Cash flows from investing activities:
       Purchase of property, plant and equipment            (352)     (685)
       Changes in other current and non-current assets      (359)      299
Net cash used in investing activities                       (711)     (386)

Cash flows from financing activities:
        Proceeds from line-of-credit borrowings            6,430     1,655
        Principal payments on line-of-credit borrowings   (3,647)        0
Net cash provided by financing activities                  2,783     1,655

Net increase (decrease) in cash                            1,042    (1,036)
Cash at beginning of year                                  3,230     3,673
Cash at end of period                                     $4,272    $2,637

Reconciliation of net income (loss) to net cash used in operating activities:
Net income (loss)                                           $127     ($157)

Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation                                                 158       162
Decrease in accounts receivable                              695        55
Increase in inventories                                     (628)   (2,599)
(Decrease) increase in accounts payable
and accrued liabilities                                   (1,442)      344
Increase (decrease) in  income taxes payable                  60      (110)
Net cash used in operating activities                    ($1,030)  ($2,305)

<F1>The accompanying notes are an integral part of these financial statements

                                       -5-

                    KIT MANUFACTURING COMPANY
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

Note A - The provision or benefit for income taxes is calculated using the Company's estimated annual effective tax rate.

Note  B  -   Per  share amounts are based on the weighted-average
number of common shares outstanding. Options have not been included in the computations because their effect would not be dilutive.

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

Note G - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". Management does not anticipate that the adoption of these standards will have a significant effect on earnings or the financial position of the Company.

                    KIT MANUFACTURING COMPANY
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

 FINANCIAL CONDITION - JANUARY 31, 1999 COMPARED TO OCTOBER 31,
                              1998

Under first quarter market conditions, the Company borrowed on its line of credit to maintain its inventory levels to provide for anticipated second quarter sales. The Company's working capital decreased $220,000 due to the line of credit borrowings for the inventory build-up. The current ratio was 1.8:1 at January 31, 1999 compared to 2.0:1 at October 31, 1998.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and unused line of credit, are considered to be adequate to provide for near term cash needs.

 RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 1999 COMPARED
               TO QUARTER ENDED JANUARY 31,  1998

Total sales for the quarter ended January 31, 1999 were $12,644,000, a 9% decrease from sales of $13,819,000 for the same quarter of the prior year. The decrease consisted of an 18% increase in manufactured housing sales and a 31% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the closure of the Kansas RV plant in April 1998.

Cost of sales decreased 13% from the same quarter of the prior year and decreased 4% as a percent of sales. The resulting increase in gross profit margins compared to the first quarter of fiscal 1998 is chiefly attributed to the material and labor cost containments associated with the controls over recreational vehicle and manufactured housing production.

Selling, general and administrative expenses decreased less than 1% and remained at approximately 9% of sales in comparison to the same quarter of the prior year. This was due primarily to the continued controls over marketing and overhead costs.

Net interest income for the current quarter was $12,000 compared to net interest income of $17,000 in the same quarter of the prior year. This was a result of an increase in the average net short-term borrowings.

The net income for the three months ended January 31, 1999 was $127,000, or $0.11 per share, compared to net loss of $157,000, or $0.14 per share, for the same quarter of the prior year.

The Company has instituted a program to determine whether its computer information systems are able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program") and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational. The Company believes that its present computer information systems software and hardware is Year 2000 compliant and intends to obtain certification of such for any future purchases of computer software and hardware.

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

To date, based on the progress of the "Year 2000 Compliance Program", management believes the Company's computer information systems will be capable of interpreting dates beyond the year 1999 before fiscal year end. Also, management does not anticipate any Year 2000 problems within its non-information technology systems nor from its suppliers, service vendors and customers based on the data gathered during the compliance program testwork completed.

                             PART II
                        OTHER INFORMATION


                           Item 6 (a).

                See Index to Exhibits on page 10.


                           Item 6 (b).

 Form 8-K was not required to be filed during the quarter ended
                        January 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  KIT MANUFACTURING COMPANY
(Registrant)



DATE 1/31/99             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer and President
                         (Principal Executive Officer)



DATE 1/31/99             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting
                         Officer)

                    KIT MANUFACTURING COMPANY
                        INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule