Form 10-Q
period 1999-04-30
KIT MANUFACTURING CO
filed 1999-06-15
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For Quarter Ended April 30, 1999
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by
this  report.   Common  Stock (no par  value),  1,110,934  shares
outstanding as of April 30, 1999.




                   Index to Exhibits - Page 12

                         1 of 12 Pages

                            PART I


                     FINANCIAL INFORMATION

                        KIT MANUFACTURING COMPANY
                    CONDENSED STATEMENT OF OPERATIONS
             (Dollars in Thousands Except Per Share Amounts)
                               (Unaudited)
                              Three Months Ended   Six Months Ended
                                      April 30,         April 30,
                                1999       1998       1999     1998

Sales                              $16,184   $16,831    $28,828   $30,650

Costs and expenses:
   Cost of sales                    14,472    15,317     25,767    28,235
   Selling, general and
   administrative expenses           1,489     1,429      2,663     2,612
                                    15,961    16,746     28,430    30,847
Operating income (loss)                223        85        398      (197)

Other:
  Interest income                       51        36         99        63
  Interest expense                     (49)      (31)       (84)      (41)

Income (loss) before income taxes      225        90        413      (175)
Provision (benefit) for income taxes    75        35        136       (73)
   (Note A)

Net income (loss)                  $   150   $    55    $   277   $  (102)

Net income (loss) per share-
 basic and diluted                 $  0.14   $  0.05    $  0.25   $ (0.09)
   (Note B)

Weighted-average shares outstanding-
 basic and diluted               1,110,934 1,110,934  1,110,934 1,110,934
   (Note B)

Dividends per share                $  -      $  -       $  -      $  -


<F1>The accompanying notes are an integral part of these financial statements.

                                   -3-

                        KIT MANUFACTURING COMPANY
                             BALANCE SHEETS
                         (Dollars in thousands)
                               (Unaudited)
                                             April 30,   October 31,
                                                1999         1998

ASSETS

   Cash and cash investments                 $  3,409     $  3,230
   Accounts receivable, net                     4,790        4,041

   Inventories:
     Raw materials                              1,623        1,758
     Work in process                              630          685
     Finished goods                             1,040        2,378
       Total inventories                        3,293        4,821

   Prepaids and income tax refunds
   receivable                                   1,435        1,372

       Total current assets                    12,927       13,464

   Property, plant and equipment, net           6,796        6,735
   Other assets                                   135          152

      Total assets                           $ 19,858     $ 20,351

LIABILITIES AND SHAREHOLDERS' EQUITY
   Note payable to bank                      $  1,451
   Accounts payable                             1,779     $  2,688
   Accrued payroll and related items            1,170        1,587
   Accrued marketing programs                      43          718
   Accrued expenses                             1,390        1,610
      Total current liabilities                 5,833        6,603
   Deferred income taxes                        1,480        1,480
      Total liabilities                         7,313        8,083

   Commitments and contingencies

   Shareholder'equity
   Common stock and additional paid-in
   capital, issued and outstanding 1,110,934
   shares                                       1,592        1,592

   Retained earnings:
       Balance at beginning of period          10,676       11,033
       Net income (loss) for period               277         (357)
       Balance at end of period                10,953       10,676
          Total shareholders' equity           12,545       12,268
Total liabilities and shareholders' equity   $ 19,858     $ 20,351


<F1>The accompanying notes are an integral part of these financial statements.

                                   -4-

                        KIT MANUFACTURING COMPANY
                        STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)

                                    For the six months ended April 30,
                                                   1999       1998
Cash flow from operating activities:
   Cash received from customers                  $ 28,079   $ 30,760
   Interest received                                   99         62

   Cash paid to suppliers and employees            28,824     32,770
   Interest paid                                       84         41
   Income taxes (received) paid                         1     (1,267)

Net cash used in operating activities                (731)      (722)

Cash flow from investing activities:
   Purchase of property, plant and equipment         (369)      (782)
   Disposal of property, plant and equipment           18          3
   Changes in other current and non-current assets   (190)       365

Net cash used in investing activities                (541)      (414)

Cash flow from financing activities:
  Proceeds from line-of-credit borrowings          11,046      7,217
  Principal payments on line-of-credit
  borrowings                                       (9,595)    (5,772)

Net cash provided by financing activities           1,451      1,445

Net increase in cash                                  179        309
Cash at beginning of year                           3,230      3,673
Cash at end of period                            $  3,409   $  3,982

Reconciliation of net income (loss) to net cash
Used in operating activities:
Net income (loss)                                $   277    $  (102)

Adjustments to reconcile net income (loss) to
Net cash used in operating activities:
Depreciation                                         295        323
(Increase) decrease in accounts receivable          (749)       109
Decrease (Increase) in inventories                 1,528       (138)
Decrease in accounts payable and accrued
liabilities                                       (2,218)    (2,108)
Increase in income taxes payable                     136      1,194

Net cash used in operating activities            $  (731)   $  (722)


   <F1>The accompanying notes are an integral part of these financial statements.

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

Note G - The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information". Management does not anticipate that the adoption of this standard will have a significant effect on earnings or the financial position of the Company.

Note H - Registrant leases general executive and administrative offices in Long Beach, California. The lease has been renewed on these facilities through March 14, 2001. At that time, per the lease agreement, the lease may be renewed for another two years.

                        KIT MANUFACTURING COMPANY
       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

    FINANCIAL CONDITION - APRIL 30, 1999 COMPARED TO OCTOBER 31, 1998

Under second quarter market conditions, the Company borrowed on its line of credit to maintain its inventory levels to provide for anticipated second quarter sales. The Company's working capital increased $230,000 due to the increase in cash and decline in trade payables as result of the liquidation of inventories. The current ratio improved to 2.2:1 at April 30, 1999 compared to 2.0:1 at October 31, 1998. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay their current obligations with their current assets.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and unused line of credit, are considered to be adequate to provide for near term cash needs.

RESULTS OF OPERATIONS - QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER
                          ENDED APRIL 30,  1998

Total sales for the quarter ended April 30, 1999 were $16,184,000, a 4% decrease from sales of $16,831,000 for the same quarter of the prior year. The decrease consisted of a 26% increase in manufactured housing sales and a 19% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift to sales of lower priced entry level products and the closure of the Kansas RV plant in April 1998.

Cost of sales for the quarter ended April 30, 1999 was $14,472,000, a 6% decrease from $15,317,000 for the same quarter of the prior year, and and a 2% decrease as a percent of sales . The resulting increase in gross profit margins compared to the second quarter of fiscal 1998 is chiefly attributed to the material and labor cost containments associated with the controls over recreational vehicle and manufactured housing production.

Selling, general and administrative expenses increased less than 1% during the quarter to $1,489,000 compared to $1,429,000 for the same period of the prior year. These expenses for the comparable quarters remained at approximately 9% of sales. This was due primarily to the continued controls over marketing and overhead costs.

Interest income for the current quarter was $51,000 compared to $36,000 in the same quarter of the prior year. Interest expense for the current quarter was $49,000 compared to $31,000 in the same quarter of the prior year. These changes were the result of an increase in average short-term investments along with an increase in average borrowings.

The net income for the three months ended April 30, 1999 was $150,000, or $0.14 per share, compared to net income of $55,000, or $0.05 per share, for the same quarter of the prior year.

                    KIT MANUFACTURING COMPANY
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

RESULTS OF OPERATIONS -SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

Total sales for the six months ended April 30, 1999 were $28,828,000, a 6% decrease from sales of $30,650,000 for the same period of the prior year. The decrease consisted of a 22% increase in manufactured housing sales and a 25% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift to sales of lower priced entry level products and the closure of the Kansas RV plant in April 1998.

Cost of sales for the six months ended April 30, 1999 were $25,767,000, a 9% decrease from $28,235,000 for the same six months of the prior year, and a 3% decrease as a percent of sales. This was due primarily to the decline in sales volume. The resulting increase in gross profit margins compared to the prior
year   is   chiefly  attributed  to  the  cost  containments  associated with the successful introduction of the Company's new RV models for the entry level market.

Selling, general and administrative expenses for the six months ended April 30, 1999 increased 2% to $2,663,000 compared to $2,612,000 for the same period of the prior year, and remained at approximately 9% of sales. This was due primarily to the
continued   planned   reductions  in  marketing   costs   and   overhead
costs.

Interest   income  for  the  six  months  ended  April  30,   1999   was
$99,000 compared to $63,000 for the same six months of the prior year. Interest expense for the six months ended April 30, 1999 was $84,000 compared to $41,000 for the same period of the prior year. This was a result of an increase in the average net short-term investments during the current period along with an increase in average borrowings.

Net  income  for  the  six  months ended April 30,  1999  was  $277,000, or $0.25 per share, compared to a net loss of $102,000, or $0.09 per share, for the same six months of the prior year.

The Company has instituted a program to determine whether its computer information systems are able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program") and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational. The Company believes that its present computer information systems software and hardware is Year 2000 compliant and intends to intends to obtain certification of such for any future purchases of computer software and hardware.

The Company has evaluated its non-information technology systems, which would include telephone equipment, time-keeping equipment and surveillance equipment. The Company has determined that these systems are Year 2000 compliant.

The Company is in the process of contacting its major suppliers, service vendors and customers regarding Year 2000 compliance and anticipates that this phase of the Year 2000 Compliance Program will be completed in fiscal 1999.

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

To date, based on the progress of the Year 2000 Compliance Program, management believes the Company's computer information systems will be capable of interpreting dates beyond the year 1999 before fiscal year end. Also, management does not anticipate any Year 2000 problems within its non-information technology systems nor from its suppliers, service vendors and customers based on the data gathered during the compliance program testwork completed.

In the unlikely event that the Year 2000 Compliance Program is unsuccessful on some level (hardware or software), the Company's personal
Computer system (which has been tested and proven Year 2000 compliant) can assume all of the necessary duties to ensure that the records and the computerized activitiy of the Company will continue unobstructed.

                                       PART II

                        OTHER INFORMATION


                           Item 6 (a).

                See Index to Exhibits on page 10.


                           Item 6 (b).

 Form 8-K was not required to be filed during the quarter ended
                         April 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KIT MANUFACTURING COMPANY
(Registrant)



DATE 4/30/99             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer and President
                         (Principal Executive Officer)



DATE 4/30/99             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting
                         Officer)

                            KIT MANUFACTURING COMPANY
                                INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule