Form 10-Q
period 1999-07-31
KIT MANUFACTURING CO
filed 1999-09-14
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For Quarter Ended July 31, 1999
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by
this  report.   Common  Stock (no par  value),  1,110,934  shares
outstanding as of July 31, 1999.




                   Index to Exhibits - Page 12

                         1 of 12 Pages

                            PART I


                     FINANCIAL INFORMATION

                       KIT MANUFACTURING COMPANY
                   CONDENSED STATEMENT OF OPERATIONS
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)
                                  Three Months Ended     Nine Months
Ended
                                      July 31,              July 31,
                                   1999       1998         1999
1998

Sales                              $16,411   $15,328   $45,239    $45,979

Costs and expenses:
   Cost of sales                    14,468    13,727    40,234     41,962
   Selling, general and
   administrative expenses           1,650     1,485     4,284      4,097
                                    16,118    15,212    44,518     46,059
Operating income (loss)                293       116       721       (80)

Other
  Interest income                       18        29       117         91
  Interest expense                     (16)      (29)     (101)       (70)
  Equity in loss of retail sales
     partnership                       (13)      -         (42)       -
Income (loss) before income taxes      282       116       695        (59)
Provision (benefit) for income         170        42       311        (38)
taxes
    (Note A)

Net income (loss)                  $   112   $    74   $   384    $   (21)

Net income (loss) per share-
 basic and diluted                 $  0.10   $  0.07   $  0.35    $ (0.02)
    (Note B)

Weighted-average shares           1,110,934  1,110,934  1,110,934  1,110,934
outstanding-
 basic and diluted
(Note B)

Dividends per share                $  -      $  -      $  -       $  -


   <F1>The accompanying notes are an integral part of these financial statements.
                                  -3-

                       KIT MANUFACTURING COMPANY
                            BALANCE SHEETS
                        (Dollars in thousands)
                              (Unaudited)
                                                    July 31    October 31,
                                                     1999         1998

ASSETS

   Cash and cash investments                 $  4,268     $  3,230
   Accounts receivable, net                     4,640        4,041
   Inventories:
     Raw materials                              1,785        1,758
     Work in process                              628          685
     Finished goods                               385        2,378
       Total inventories                        2,798        4,821
   Prepaids and income tax refunds              1,191        1,372
    receivable
       Total current assets                    12,897       13,464
   Property, plant and equipment, net           6,676        6,735
   Other assets                                   121          152
      Total assets                           $ 19,694     $ 20,351

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                          $  2,407     $  2,688
   Accrued payroll and related items              927        1,587
   Accrued marketing programs                     442          718
   Accrued expenses                             1,289        1,610
   Income taxes payable                           496          -
      Total current liabilities                 5,561        6,603
   Deferred income taxes                        1,480        1,480
      Total liabilities                         7,041        8,083

   Commitments and contingencies

   Shareholders'equity
   Common stock and additional paid-in
    capital,
       Issued and outstanding 1,110,934         1,592        1,592
    shares
   Retained earnings:
       Balance at beginning of period          10,677       11,033
       Net income (loss) for period               384         (357)
       Balance at end of period                11,061       10,676
          Total shareholders' equity           12,653       12,268
   Total liabilities and shareholders'       $ 19,694     $ 20,351
    equity


<F1>The accompanying notes are an integral part of these financial statements.

                                  -4-

                       KIT MANUFACTURING COMPANY
                       STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                               For the nine months ended
                                                         July 31,
                                                       1999      1998
Cash flow from operating activities:
   Cash received from customers                  $ 44,641   $ 46,228
   Interest received                                  117         91

   Cash paid to suppliers and employees            43,631     47,662
   Interest paid                                      101         70
   Income taxes received                             (438)    (1,266)

Net cash provided by (used in) operating            1,464       (147)
activities

Cash flow from investing activities:
   Purchase of property, plant and equipment         (476)    (1,126)
   Disposal of property, plant and equipment          103        333
     Changes in other current and non-current         (54)       215
assets
Net cash used in investing activities                (427)      (578)

Cash flow from financing activities:
   Proceeds from line-of-credit borrowings         14,355     12,428
   Principal payments on line-of-credit           (14,355)   (11,042)
borrowings
Net cash provided by financing activities               0      1,386

Net increase in cash                                1,038        661
Cash at beginning of year                           3,230      3,673
Cash at end of period                            $  4,268   $  4,334

Reconciliation of net income (loss) to net cash
Used in operating activities:
Net income (loss)                                $   384    $   (21)

Adjustments to reconcile net income (loss) to
Net cash used in operating activities:
Depreciation                                         444        471
(Increase) decrease in accounts receivable          (599)       249
Decrease (Increase) in inventories                 2,023       (302)
Decrease in accounts payable and accrued          (1,537)    (1,771)
liabilities
Increase in income taxes payable                     749      1,227
Net cash provided by (used in) operating         $ 1,464    $  (147)
activities


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

Note F - The Company is contingently liable to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon default by a dealer with a financing institution and then resold through normal distribution channels. In addition, the Company is contingently liable to financial institutions for letters of credit which were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducted manufacturing operations.

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

                       KIT MANUFACTURING COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

   FINANCIAL CONDITION - JULY 31, 1999 COMPARED TO OCTOBER 31, 1998

Under third quarter market conditions, the Company liquidated its line of credit through sales of finished goods. The Company's working capital increased $475,000 due to the increase in cash and decline in trade payables as result of the liquidation of inventories. The current ratio improved to 2.3:1 at July 31, 1999 compared to 2.0:1 at October 31, 1998. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and unused line of credit, are considered to be adequate to provide for near term cash needs.

RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER
                         ENDED JULY 31,  1998

Total sales for the quarter ended July 31, 1999 were $16,411,000, a 7% increase from sales of $15,328,000 for the same quarter of the prior year. The increase consisted of a 21% increase in manufactured housing sales and a 3% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. The RV modest sales decline was due to the the model year changeover.

Cost of sales for the quarter ended July 31, 1999 was $14,468,000, a 5% increase from $13,727,000 for the same quarter of the prior year, and a 1% decrease as a percent of sales . The resulting increase in gross profit margins compared to the third quarter of fiscal 1998 is chiefly attributed to the material and labor cost containments associated with the controls over recreational vehicle and manufactured housing production.

Selling, general and administrative expenses increased 12% during the quarter to $1,663,000 compared to $1,485,000 for the same period of the prior year. The increase was a result of the increase in sales as these expenses for the comparable quarters remained at approximately 10% of sales. This was due primarily to the continued controls over marketing and overhead costs.

Interest income for the current quarter was $18,000 compared to $29,000 in the same quarter of the prior year. This was due to a decrease in average short-term investments in conjunction with lower average rates of return. Interest expense for the current quarter was $16,000 compared to $29,000 in the same quarter of the prior year. This change was the result of a decrease in average borrowings.

The net income for the three months ended July 31, 1999 was $112,000, or $0.10 per share, compared to net income of $74,000, or $0.07 per share, for the same quarter of the prior year.

                    KIT MANUFACTURING COMPANY
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

Total   sales   for  the  nine  months  ended  July   31,   1999   were
$45,239,000, a 2% decrease from sales of $45,979,000 for the same period of the prior year. The decrease consisted of a 21% increase in manufactured housing sales and an 18% decrease in recreational vehicle (RV) sales. Manufactured housing sales increased due to increased marketing efforts, more competitive product pricing, and continued offerings of a wide range of products. RV sales decreased due to the continued shift to sales of lower priced entry level products and the closure of the Kansas RV plant in April 1998.

Cost   of  sales  for  the  nine  months  ended  July  31,  1999   were
$40,234,000,  a  4%  decrease  from  $41,962,000  for  the  same   nine
months of the prior year, and a 2% decrease as a percent of sales. This was due primarily to the decline in sales volume. The resulting increase in gross profit margins compared to the prior
year   is  chiefly  attributed  to  the  cost  containments  associated with the successful introduction of the Company's new RV models for the entry level market.

Selling, general and administrative expenses for the nine months ended July 31, 1999 increased 5% to $4,284,000 compared to $4,097,000 for the same period of the prior year, and remained at approximately 9% of sales. This was due primarily to the continued planned controls in marketing costs and overhead costs.

Interest   income  for  the  nine  months  ended  July  31,  1999   was
$117,000  compared  to  $91,000  for  the  same  nine  months  of   the
prior year. Interest expense for the nine months ended July 31, 1999 was $101,000 compared to $70,000 for the same period of the prior year. This was a result of an increase in average short-term investments during the current period along with an increase in average borrowings.

Net income for the nine months ended July 31, 1999 was $384,000, or $0.35 per share, compared to a net loss of $21,000, or $0.02 per share, for the same nine months of the prior year.

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

To date, based on the progress of the Year 2000 Compliance Program, management believes the Company's computer information systems will be capable of interpreting dates beyond the year 1999 before fiscal year end. Also, management does not anticipate any Year 2000 problems within its non-information technology systems or from its suppliers, service vendors and customers based on the data gathered during the compliance program testwork completed.

In the unlikely event that the Year 2000 Compliance Program is unsuccessful on some level (hardware or software), the Company's personal computer system (which has been tested and proven Year 2000 compliant) can assume all of the necessary duties to ensure that the records and the computerized activitiy of the Company will continue unobstructed.

                                       PART II

                        OTHER INFORMATION


                           Item 6 (a).

                See Index to Exhibits on page 10.


                           Item 6 (b).

 Form 8-K was not required to be filed during the quarter ended
                         July 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KIT MANUFACTURING COMPANY
(Registrant)



DATE 7/31/99             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer and President
                         (Principal Executive Officer)



DATE 7/31/99             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting
                         Officer)

                            KIT MANUFACTURING COMPANY
                                INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule