Form 10-K
period 1999-10-31
KIT MANUFACTURING CO
filed 2000-01-31
CIK 56151

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended October 31, 1999
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of voting stock held by non-affiliates of Registrant was $2,691,468 as of January 27, 2000.

                                 1,110,934
(Number of shares of Common Stock outstanding as of January 22, 2000)

     Certain information called for by Parts I, II and IV is incorporated by reference to the registrant's Annual Report to shareholders for the fiscal year ended October 31, 1999 and the information called for by
Part III is incorporated by reference to the registrant's definitive proxy statement to be filed with the Commission within 120 days after October 31, 1999.
                 The Index to Exhibits appears on page 16.
                         18 pages in total.

PART I

Item 1. Business

   Qualifying Statement With Respect To Forward-Looking Information

   The United States Private Securities Litigation Reform Act of
1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of the Company and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors.
The factors discussed below under in this Annual Report on Form 10-K are among those factors that in some cases have affected the Company's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Annual Report on Form 10K, future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Annual Report on Form
10-K, the words
 "estimate," "project,""anticipate," "expect," "intend,"
"believe," "hope," "may," and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.

                               General

          KIT Manufacturing Company ("Registrant") was incorporated in California in 1947, as the successor to a business founded in 1945. A description of Registrant's business during the last fiscal year appears on page 2 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999, which is incorporated herein by reference.

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

          Set forth below are the percentages of revenues
contributed by each class of similar products for the last three fiscal years:
                                             Products Class
           Fiscal Year               Manufactured      Recreational
        Ended October 31,              Housing          Vehicles

             1997                       31%                69%
             1998                       43%                57%
             1999                       49%                51%

Item 1.   Continued


          Certain information regarding industry segments is set forth on page 10 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999, which is incorporated herein by reference.

               Method of Product Distribution

          Registrant sells its products to approximately 138 dealers in 23 states, 15 dealers in Canada, and 1 in Italy. Exclusive dealerships are not the pattern of the industry, and virtually all dealers also sell competing products. Registrant generally produces manufactured housing products only against orders received from dealers. Recreational vehicles are built for inventory particularly during the winter months in anticipation of increased demand during the spring months. (See "Seasonal Considerations" below.) Transportation charges are an important factor in the cost of Registrant's products; therefore, distribution is generally a function of distance to the various markets and competitive conditions within these markets. (See Item 2, "Properties," for the locations of Registrant's principal plants.)


          Registrant is not dependent upon a single customer or a few customers and no dealer or group of dealers accounts for a substantial amount of Registrant's total sales.

          Competitive Conditions

          The recreational vehicle and manufactured housing industries are highly competitive. Registrant believes that the principal methods of competition in these industries are based upon quality, price, styling, warranty and service of products being offered. Registrant also believes that it competes favorably with respect to these factors in the manufactured housing group and the recreational vehicle product line to ensure it remains competitive in the marketplace. There are a large number of firms manufacturing and marketing products similar to those of Registrant within the geographical area in which Registrant's products are marketed. Several of the manufacturers within these industries are larger than Registrant in terms of total revenue and resources.

          Backlog

          Registrant does not consider the existence and level of backlog at any given date to be a significant factor affecting its business, except in establishing its production schedules. This is primarily due to the fact that orders may be cancelled up until the time the dealer takes delivery, although such cancellations have not been significant to date. The dollar amount of backlog, subject to

Item 1.   Continued


the above described cancellation provision, was $2,374,613 and $3,830,356 at October 31, 1999 and 1998, respectively. All of the backlog existing at October 31, 1999 is expected to be filled within the current fiscal year.

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

Number of Employees

          On October 31, 1999, Registrant had 621 employees at its manufacturing plants and executive offices.

Seasonal Considerations

          Registrant's sales and production volume traditionally increase during the second and third quarters of the fiscal year.
During fiscal 1999, fifty-two percent of sales were achieved during the second and third fiscal quarters.

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

Item 1.   Continued


Business Risks



             Demand for Registrant's products is dependent upon the availability and cost of gasoline, weather conditions, available consumer credit and economic conditions. Relaxed consumer credit and the up-beat economy favorably affected dealers and retail purchasers of Registrant's manufactured housing products in fiscal
1999. Also, KIT's 2000 recreational vehicles models have been well received by the dealers and KIT is optimistic about the favorable outcome of future operations of this segment.


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

Item 2.   Properties

          Registrant leases general executive and administrative offices in Long Beach, California. The lease expires on May 14,
2001. At that date, Registrant has a five year renewal option.Registrant owns an 11,160 square foot building, situated on 1.2 acres, housing operational offices in Caldwell, Idaho. The following table sets forth certain information about the property and facilities utilized by Registrant for manufacturing and plant administrative purposes, property leased to others, and property for sale (all property is owned by Registrant unless otherwise noted):

                                        Approximate   Approximate
Facility And Location                      Acres      Square Feet

Recreational vehicle plants:
     Caldwell, Idaho (R2)                     15.7          55,200
     Caldwell, Idaho (R1)                     15.8          53,000
     Caldwell, Idaho (RSA)                    10.9          67,800 (1)
     Caldwell, Idaho (Chassis)                  .5           9,000
     McPherson, Kansas                        23.0          47,400 (2)
     McPherson, Kansas                        12.5          67,600 (2)
     Chino, California                        10.0          47,700 (3)

Manufactured housing plants:

        Caldwell, Idaho                        9.5          99,100 (4)
        Caldwell, Idaho                        2.1          13,200 (1)



(1)81,000 square foot Production Facility is being utilized by recreational vehicles and by manufactured housing.

(2)This facility is no longer being utilized as a production facility. As of year-end it was for sale or lease to a third party.

(3)Production Facility is no longer leased to a third party.
   However, as of 10/31/99 the property was in escrow to be sold to a third party.

(4)In 1997, 6,600 square foot storage area was added and 28,500 square foot building addition was also added to the existing
   64,000 square foot Production Facility.

Item 3.   Legal Proceedings

          Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Information in response to this item is incorporated by reference from the information appearing in Registrant's
  Annual Report to Shareholders for the fiscal year ended October 31, 1999, at pages 2 and 15.

Item 6.   Selected Financial Data

  Information in response to this item is incorporated by reference from the information appearing in Registrant's
  Annual Report to Shareholders for the fiscal year ended October 31, 1999, at page 14.

Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations

  Information in response to this item is incorporated by reference from the information appearing in Registrant's
  Annual Report to Shareholders for the fiscal year ended October 31, 1999, at pages 4 and 5.

Item 8.   Financial Statements and Supplementary Data

   Information in response to this item is incorporated by reference from the Financial Statements and the Notes to Financial Statements in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999, at pages 6 through 11 and pages 13 through 15 of the Registrant's Annual Report.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1)   Financial Statements


                                                      Annual Report
                                                          Page(s)

   Balance Sheets at October 31, 1999 and 1998              6

   Statements of Income for each of the three
   years in the period ended October 31, 1999               7

   Statements of Shareholders' Equity for each
   of the three years in the period ended
   October 31, 1999                                         7


   Statements of Cash Flows for each of
   the three years in the period ended
   October 31, 1999                                         8


   Notes To Financial Statements                           9-11

   Report of Independent Accountants                        12





          The financial statements and the Report of Independent Accountants listed in the above index which are included in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999 are hereby incorporated by reference. With the exception of the items referred to above and in Items 1, 5, 6, 7 and 8, Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 1999 is not to be deemed filed as part of this report.

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

                      Schedules:

                      For each of the three years in the
                        period ended October 31, 1999

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

          (13) Annual report to security holders.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended October 31, 1999.

          REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES



To the Shareholders and Board of Directors of KIT Manufacturing Company


          Our report on the financial statements of KIT
Manufacturing Company has been incorporated by reference in this Form 10-K from page 12 of the 1999 Annual Report to Shareholders of KIT Manufacturing Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 11 of this Form
10-K.
          In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 10, 1999

                           KIT MANUFACTURING COMPANY
                                 SCHEDULE VIII
                      VALUATION AND QUALIFYING ACCOUNTS
              For The Years Ended October 31, 1999, 1998 And 1997


               Col. A                   Col. B              Col. C             Col. D       Col. E

                                                       Additions
                                                    (1)         (2)
                                                 Charged To  Charged To
                                    Balance At     Costs       Other                  Balance At
                                   Beginning Of     And       Accounts  Deductions      End Of
           Description                Period      Expenses    Describe   Describe        Period
Allowance for doubtful accounts:
  Year ended October 31, 1997          $43,000      -         $1,000(A)  $42,000

  Year ended October 31, 1998          $42,000      -         $5,000(A)  $37,000

  Year ended October 31, 1999          $37,000      -         $2,000(A)  $35,000

(A)Write-off of uncollectible accounts.





                        KIT MANUFACTURING COMPANY
                    SCHEDULE IX SHORT-TERM BORROWINGS
                          For The Years Ended
                    October 31, 1999, 1998 and 1997
                Col.A          Col.B         Col.C              Col.D              Col.E                  Col.F

                           Balance At                       Maximum Amount       Weighted Average       Weighted Average
Category Of Aggregate           End Of   Weighted Average     Outstanding          Outstanding           Interest Rate
Borrowings                      Period    Interest Rate   During The Period(B)   During The Period(C)  During The Period(C)
Year ended October 31, 1997:
Unsecured revolving
credit agreement (A )           -0-         *               $5,500,000            $1,600,000                8.5%

Year ended October 31, 1998:

Unsecured revolving
credit agreement (A)           -0-         *               $2,917,000             $1,395,000                 8.5%

Year ended October 31, 1999:

Unsecured revolving
credit agreement (A)           -0-         *               $2,901,000             $1,148,000                 7.8%

(A)The Registrant is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the bank's prime rate and certain minimum requirements as to the Registrant's working capital and debt to equity relationships. The maximum borrowing permitted is the lesser of $4,000,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000.

(B)Based on month-end balances.
(C)Based on the daily balances and interest rates during the year.
*Not applicable.


                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused thisreport to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KIT Manufacturing Company

                                             By:/s/Dan Pocapalia
                                                  Dan Pocapalia
                                                  Chairman of the Board,
                                                  and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Dan Pocapalia        Jan.27, 2000   /s/John W.H. Hinrichs Jan.27, 2000
   Dan Pocapalia                          John W.H. Hinrichs
   Chairman of the Board,                 Director
   Chief Executive Officer
   and President (Principal
   Executive Officer)



/s/John F. Zaccaro     Jan.27, 2000    /s/Frank S. Chan     Jan.27, 2000
   John F. Zaccaro                        Frank S. Chan
   Director                               Director



/s/Bruce K. Skinner    Jan.27, 2000   /s/Fred W. Chel       Jan.27, 2000
   Bruce K. Skinner                      Fred W. Chel
   Vice President and Treasurer          Director
   (Principal Financial and
   Accounting Officer)

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

                        KIT Manufacturing Company
                             Annual Report
                                 1999


KIT Manufacturing Company
Financial Highlights

       (Dollars in thousands except per share amounts)

                                    1999      1998      1997         1996      1995
       Operating Results for the
       Year Ended October 31
Sales                              $63,251   $61,030   $76,465      $97,158    $101,462
Net income (loss)                      373      (357)   (2,312)       1,431(1)    1,349(2)
Net income (loss) per share:
          Basic                      $0.34   ($0.32)   ($2.08)        $1.29(1)    $1.21(2)
          Diluted                    $0.34   ($0.32)   ($2.08)        $1.27(1)    $1.21(2)

Weighted-average shares outstanding:
          Basic                     1,110,934 1,110,934 1,110,934 1,110,934     1,110,934
          Diluted                   1,110,934 1,110,934 1,110,934 1,130,433     1,110,934

       Working capital                 $7,476    $6,861    $7,215    $9,984       $8,427

       (1)Includes gain on business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

       (2)Includes gain on business interruption claim of $423,000, net of related income taxes, or $0.38 per share.









       About the Company:

       KIT Manufacturing Company produces manufactured housing and recreational vehicles (towable trailers) marketed by an independent dealer network in 23 states in the West, Midwest, South and Southeast, and Canada. KIT homes are permanent living structures that are built utilizing materials similar to conventional housing. KIT recreational vehicle products are used primarily for camping or vacation travel and provide a variety of living accommodations.

To Our Shareholders:


     The improved operating results for the fiscal year ended October 31, 1999 signaled a significant turning point in the Company's efforts to realign its offerings in the Recreational Vehicle Division in accordance with market demands. In addition, as a result of management changes made during the latter part of the fiscal year, the Company realized considerable improve-ments in product development, marketing and production efficiencies.

            During the fiscal year, the Recreational Vehicle Division re-designed its product lines and introduced the new models on June 1, 1999. The new lineup of travel trailers and fifth wheels has been well received by the dealer body and the retail customer. As well as changes made to the RV product, significant cost cutting measures were implemented in the RV div-ision. Both of these forward looking actions will position the RV segment of our business to be extremely competitive and more responsive to the needs of the marketplace.

          The National RV show in Louisville, Kentucky held during the latter part of 1999 provided management with a realistic and encouraging view of what lies ahead for fiscal 2000. The dealer body agreed that the improvements and enhancements made to the RV lines have made the product more exciting and present an attractive business opportunity to potential and existing dealers. Management is confident that our commitment to the manufacture of superior quality, high-value RVs will continue to reward the Company through con-tinued market expansion in meeting the demands of this highly competitive business.

            The Manufactured Housing Division sales dollars increased 18%, from $26.4 million in fiscal 1998 to $31.1 million in fiscal 1999.
  Homes sold increased 10% over fiscal 1998 from 780 to 858 homes in fiscal 1999. This growth was accomplished despite the fact that overall industry sales were down nearly 5% from 1998. The overall industry sales decline was the result of several vertically integrated companies saturating the market with homes as well as significant growth in the number of manufactured housing retail sales lots.

           The Manufactured Housing Division continued its participation in the retail sales partnership located in Nampa, Idaho during fiscal 1999. Because of the success of the Nampa operation, the division entered into participation in a second retail sales store in Fruitland, Idaho. These KIT Courtyard ventures have had a positive impact on the operations of KIT from the standpoint of increased home sales as well as an increased knowledge of the inner workings of real estate sales techniques. Because of the favorable results of the KIT Courtyard marketing concept, a number of existing KIT dealers have asked for, and are being set up as, exclusive KIT Courtyard dealerships.

           In fiscal 1998, the Manufactured Housing Division increased its production capacity by 40%. During fiscal 1999, the division completed a second expansion of the plant facility, making it one of the most efficient producers of manufactured housing in the Northwest. The Company is now planning a third expansion in the form of an on-site chassis plant to further improve production capabilities and efficiency.

  The Company's financial position remains strong. KIT has no long-term debt and its line of credit remains unused at fiscal year-end. Working capital, rose 9% to $7.5 million and is more than sufficient to provide the Company with funds necessary for operational maintenance and growth.


  We anticipate that the first six months of fiscal 2000 will be a difficult time for the manufactured housing industry as a whole, as some companies will be liquidating product on the market in order to bring their inventories of unsold homes in line with market needs. Management anticipates that we should continue to outperform the industry, but because we will need to compete with discount pricing from our competitors, our profits will be affected, to some extent, to match their incentive programs.


          Looking forward to fiscal 2000 with respect to the recreational vehicle industry, it appears that the economy will continue to provide a favorable business environment in which to expand. Also, the Company expects to benefit from the growth in the Baby Boom Generation, which is continuing to move into the prime RV buying ages of 50 to 74.
  First quarter operations will see our normal seasonal slowdown in RV sales, however, management believes that the demographic and economic factors noted above should help give rise to a much improved profit for fiscal 2000.


  Sincerely,

  /s/Dan Pocapalia

  Dan Pocapalia
  Chairman and Chief Executive Officer

Recreational Vehicles

      Having consistently produced and delivered high quality, high value products to our customers for 55 years, KIT remains one of the major manufacturers of towable travel trailers and fifth-wheels in the United States. KIT products are well known for their reliability and their retained value at "trade-in" time. KIT RVs are in high demand for the second time, entry-level buyer as well as the more knowledgeable buyer.

      Over the past few years, the baby-boomer generation and younger families have begun discovering the affordability and comfort of recreational vehicle travel. The Company's philosophy of uncompromising quality control standards along with a value-driven price tag has carried KIT to new heights in retail customer loyalty from the oldest to the newest members of the RV life-style.

     KIT's RV products incorporate high quality, reliable name-brand appliances, along with stylish interior components and accessories. With the onset of model year 2000, the Company has introduced new models in addition to new innovations in our existing model lineup in response to our customers' demands.

      KIT produces a wide range of recreational vehicle products in its manufacturing facilities in Caldwell, Idaho under the brand names of Espre, Road Ranger, Sunchaser, Companion, Millennium, and Patio Hauler. KIT RV's measure from 19 to 39 feet in length, are more than eight feet wide and provide sleeping accommodations for 2 to 10 persons.

     The entry level Sun Chaser and Espre brands have been extremely well received by the dealer body. KIT expects that the retail buyers' enthusiastic reaction will be to choose those products for the many quality features and their low price point.

     The Road Ranger and Companion lines, with fifteen different floor plan models, are positioned for the mid-priced market. These models are configured with a wide range of features and now include an LXG Plus lineup of trailers which consists of four 32' and above floor plans.

      In a positive move to position its products through all price points of the RV market, KIT recently began offering the all-new Millennium as our high-end product offering. This line, which consists of three different models, provides the largest living and storage areas and feature benefits in their price range. This new product appeals to the discerning buyer and full-time RVers with a vast selection of features as standard equipment.

     Designed for adventure, the Company's unique Patio Hauler features a cargo area for hauling off-road vehicles and other sporting equipment. The cargo area then converts to an enclosed patio when the "toys" are removed. The four available floor plans all feature the patio concept as well as provide the buyer with a fully appointed living area separate from the patio.

     In addition to its current model lineup, KIT will begin offering several new options to the trailer and fifth-wheel market, including two cargo-style travel trailers, and three different `Lite' models. These new units will be available sometime during the spring selling season of 2000.

     Retail prices for the more than 50 KIT floor plans range from $8,500 to $58,000. This range covers approximately 80 percent of the travel trailer and fifth-wheel market.

     More than 117 independent dealers now distribute KIT recreational vehicles to the retail consumer throughout the western United States and Western Canada. The Millennium and Patio Hauler models are retailed throughout the continental United States. KIT provides its dealer network system with national media advertising, sales literature, training and special support programs, along with its national reputation for product quality and service.


Manufactured Housing

    The Manufactured Housing Division's sales growth continues to run higher than industry average. Value pricing coupled with a continuing emphasis on reducing operating costs has had a positive effect on this division.

    Manufactured housing builds both single and multi-sectioned dwellings designed to be transported to a prepared homesite. Multi-sectioned homes offer the appearance and living space of traditional site-built homes and have become the dominant portion of our sales. KIT homes are built in a controlled environment, which minimizes the variables inherent in outdoor construction. By standardizing construction methods, we can build homes with greater efficiency, and consequently at lower cost, than site-built homes with the same features.

    The Manufactured Housing Division continues to aggressively develop new products that incorporate innovative floor plans, modern colors and functional design. KIT manufactured homes are distributed from production facilities in Caldwell, Idaho through a network of 49 dealers located in 8 Western states.

    KIT's homes are marketed in five product lines. Our Cypress homes offer the budget conscious entry level buyer an ideal way to purchase their first home. The Royal Oaks home appeals to buyers with an interest in deluxe entry-level housing. Our Sierra XL homes are generally larger and provide a wide array of style and custom features. The Golden State line, our most elegant series of homes, provides outstanding value for individuals who place a premium on comfort and luxury. Living space in the 42 available floor plans range from about 800 to more than 2,500 square feet. Retail prices, exclusive of land costs, range from approximately $25,000 to $120,000.

    In fiscal 1999, KIT homes enjoyed a greater share of the single family home subdivision sites. With our additional 40% production capacity now available, our future in this market should support KIT's housing division expansion.

  As the nation continues to search for solutions to the problem of affordable, single-family housing, KIT stands ready to provide attractive, energy-efficient homes at competitive prices.

 KIT Manufacturing Company

 Management's Discussion And Analysis of Results of Operations and Financial Condition

 Results of Operations

 Fiscal 1999 Compared to Fiscal 1998
     Sales rose by 4% to $63.3 million compared to fiscal 1998 when sales were $61.0 million. Net income was $373,000, or $0.34 per share, in comparison to a net loss in fiscal 1998 of $357,000, or $0.32 per share. Net income was primarily from improved operations in the Manufactured Housing Division. Operational profits in the Manufactured Housing Division were primarily the result of a significant increase in sales due to the increasing retail demand for KIT manufactured homes.

     Recreational Vehicle Division sales decreased 7% to $32.2 million from sales of $34.6 million in 1998. The overall decrease in RV shipments was 9%, down from 2,511 units in 1998 to 2,293 units in 1999. The primary reason for the sales dollar and unit decline was the closure in fiscal 1998 of the RV plant in McPherson, Kansas. This decline consisted of a decrease in fifth-wheel model shipments from 1,056 units in 1998 to 788 units in 1999 and travel trailer shipments of 1,505 units, up from 1,455 units shipped in 1998. The model mix tended toward lower priced units in fiscal 1999. Because of the results of operations during fiscal 1998, the Company made key management changes and realigned the RV operations to be more competitive in fiscal 1999. Based on these changes, during fiscal 1999, the RV division improved its operating results by 29%. Management believes that this division is fully prepared to achieve profitable operating results in fiscal 2000.

      Manufactured housing sales increased 18% to $31.1 million from sales of $26.4 million in 1998. This increase reflected an 18% decline in shipments of single-section homes from 103 units in 1998 to 84 units in 1999 and a 14% increase in shipments of multi-section homes from 677 units in 1998 to 774 units in 1999. Total unit shipments increased 10% from 780 homes in 1998 to 858 homes in 1999. The Manufactured Housing Division implemented modest price increases in 1999 and 1998 to counter increases in raw material costs.

     Gross profit as a percent of sales increased to 10% in comparison to 8% in 1998. The primary reasons for the increase were an increase in operating efficiencies in both divisions, overhead cost reductions in the RV
division and   increase sales volume in manufactured housing.

     Selling, general and administrative expenses remained at 9% of sales in comparison to fiscal 1998. The Company increased its selling costs as a percentage of sales in RV's in order to maintain market share as competition increased, offset by decreases in administrative expenses.

     Net interest income of $58,000 in 1999, as compared to net interest income of $55,000 in 1998, was the result of higher average cash investments and lower average borrowings in fiscal 1999 as compared to fiscal 1998.

 Fiscal 1998 compared to Fiscal 1997
     Sales declined 20% to $61.0 million compared to $76.5 million in fiscal 1997. The net loss was $357,000, or $0.32 per share, in comparison to a net loss in fiscal 1997 of $2,312,000, or $2.08 per share. The net losses were primarily from operational losses in the RV division. The manufactured housing division implemented modest price increases in 1998 and 1997 to counter increases in raw material costs.

     Recreational Vehicle Division sales decreased 34% to $34.6 million down from $52.7 million in 1997. The overall decrease in RV shipments was 30%, down from 3,582 units in 1997 to 2,511 units in 1998. This decline consisted of a decrease in fifth-wheel model shipments from 1,774 units in 1997 to 1,056 units in 1998 and travel trailer shipments of 1,455 units, down from 1,808 units shipped in 1997. The model mix moved toward lower priced units in fiscal 1998.

     Manufactured housing sales increased 11% to $26.4 million, up from sales of $23.8 million in 1997. This increase reflected a 6% rise in shipments of single-section homes from 97 units in 1997 to 103 units in 1998 and a 20% increase in shipments of multi-section homes from 563 units in 1997 to 677 units in 1998. Total unit shipments increased 18% from 660 homes in 1998 to 780 homes in fiscal 1998.

     Gross profit as a percent of sales increased to 8% in comparison to 4% in 1997. The primary reasons for the increase were an increase in operating efficiencies in both divisions, and increased sales volume in the Manufactured Housing Division.

     Selling, general and administrative expenses remained at 9% of sales in comparison to fiscal 1997. The Company increased its selling costs in RV's in order to maintain market share as competition increased, offset by decreases in administrative costs.

     Net interest income of $55,000 in 1998, as compared to net interest expense of $36,000 in 1997, was the result of higher average cash investments and lower average borrowings in fiscal 1998 compared to 1997.


 Liquidity and Capital Resources

     The financial position of the Company remains strong. The current ratio at fiscal year-end 1999 rose to 2.3 in comparison to 2.0 at the end of fiscal 1998. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of the Company to pay its current obligations with its current assets. The improvement in the current ratio comes about as a result of a decline in inventories, resulting in cash and cash investments and accounts receivable to increase and current liabilities to decline.
     In addition to funding general working capital requirements with available funds, the Company, through financing activities, funds seasonal working capital needs with respect to the build-up of inventories from periodic borrowings on its revolving line of credit. In addition, funding for the retail sales partnership's operations and plant expansion is expected to come primarily from cash provided by operating activities. See Note 4 of the Notes to Financial Statements for discussion of the line of credit. There were no borrowings against the line of credit at fiscal year-end 1999 or 1998.

     The Company believes that available funds, supplemented as needed with funds available on its line of credit, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs.

 Other

      Year 2000 Compliance Program

     The Company instituted a program to determine whether its computer information systems were able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program") and implemented programming modifications to its main operational and financial reporting systems address these issues. All modified programming is currently operational.
 The Company also evaluated non-information technology systems, which included telephone equipment, time-keeping equipment and surveillance equipment. The Company believes that its present computer information systems software and hardware and non-informational technology systems are Year 2000 compliant and intends to obtain certification of such for any purchases made in the future. The Company also contacted its major suppliers, service vendors and customers regarding Year 2000 compliance and to date, has not been alerted to any Year 2000 compliant issues as a result of these inquiries. The total cost of the Year 2000 Compliance Program was approximately $50,000.

     Although management believes the Company adequately addressed Year
 2000 compliance issues, there can be no assurance that such problems will not be identified in the future. However, the Company believes that it has sufficient resources and that any such problems subsequently identified will not be material to the Company's financial position or results of operations.

       Common Stock Buyback Program

 In September 1999, the Company approved the repurchase of up to 100,000 shares of the Company's common stock on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represent 9% of the outstanding common stock of the Company. The Company's management believes the shares, from time to time, are undervalued by the market and open market purchases should have the effect of enhancing the potential for earnings growth on a per share basis and thus, enhancing the Company's value to shareholders.

  KIT Manufacturing Company
  Balance Sheets

       October 31,                                              1999         1998
       ASSETS
       Current Assets
           Cash and cash investments                           $4,731,000  $3,230,00
           Accounts receivable, net of allowance for doubtful
           accounts of $35,000 in 1999 and $37,000 in 1998      4,947,000   4,041,000
           Inventories                                          2,454,000   4,821,000
           Prepaids and other assets                              269,000     477,000
           Deferred income taxes                                  721,000     895,000
          Total Current Assets                                 13,122,000  13,464,000

       Property, Plant and Equipment, at cost
           Land                                                   745,000     492,000
           Buildings and improvements                           8,281,000   7,931,000
           Machinery and equipment                              3,939,000   3,866,000
           Construction in progress                                72,000     402,000

                                                               13,037,000  12,691,000
              Less accumulated depreciation                    (6,488,000) (5,956,000)

                                                                6,549,000   6,735,000
       Other assets                                                90,000     152,000

                                                              $19,761,000 $20,351,000

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Accounts payable                                    $2,538,000  $2,688,000
           Accrued payroll and payroll related liabilities      1,191,000   1,587,000
           Accrued marketing programs                             402,000     718,000
           Accrued expenses                                     1,515,000   1,610,000
          Total Current Liabilities                             5,646,000   6,603,000

       Deferred income taxes                                    1,474,000   1,480,000

                                                                7,120,000   8,083,000
       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,110,934 shares in
             1999 and 1998                                        750,000     750,000
           Additional paid-in capital                             842,000     842,000
           Retained earnings                                   11,049,000  10,676,000
               Total Shareholders' Equity                      12,641,000  12,268,000

                                                              $19,761,000 $20,351,000

 The accompanying notes are an integral part of these financial statements.

                                                     28


       KIT Manufacturing Company
       Statements of Income

       For the Years Ended October 31,             1999           1998       1997
       Sales                                     $63,251,000    $61,030,000  $76,465,000
       Costs and expenses
           Cost of sales                          56,744,000     55,920,000   73,176,000
           Selling, general and admin. expenses    5,837,000      5,583,000    7,074,000
                                                  62,581,000     61,503,000   80,250,000

       Operating income (loss)                       670,000       (473,000)  (3,785,000)

       Other income (expense)
         Interest income                             165,000        166,000      105,000
         Interest expense                           (107,000)      (111,000)    (141,000)
         Equity in loss of retail sales partnership (156,000)       (54,000)

       Income (loss) before income taxes             572,000       (472,000)  (3,821,000)
       Provision (benefit) for income taxes          199,000       (115,000)  (1,509,000)

       Net income (loss)                           $ 373,000    $  (357,000) $(2,312,000)
       Net income (loss) per share:
         Basic                                         $0.34         ($0.32)      ($2.08)
         Diluted                                       $0.34         ($0.32)      ($2.08)
       Weighted-average shares outstanding:
         Basic                                     1,110,934      1,110,934    1,110,934
         Diluted                                   1,110,934      1,110,934    1,110,934

       Statements of Shareholders' Equity
                                   Common Stock        Additional    Retained
                                  Shares   Amount   Paid-In Capital  Earnings    Total
       Balance, October 31, 1996  1,110,934 $750,000  $842,000     $13,345,000 $14,937,000
           Net loss                                                 (2,312,000) (2,312,000)
       Balance, October 31, 1997  1,110,934 $750,000   $842,000    $11,033,000 $12,625,000
           Net loss                                                   (357,000)   (357,000)
       Balance, October 31, 1998  1,110,934 $750,000   $842,000    $10,676,000 $12,268,000
           Net income                                                  373,000     373,000
       Balance, October 31, 1999  1,110,934 $750,000   $842,00     $11,049,000 $12,641,000

The accompanying notes are an integral part of these financial statements.


       KIT Manufacturing Company
       Statements of Cash Flows

       For the Years Ended October 31,           1999               1998        1997
       Cash Flows From Operating Activities:
        Cash received from customers          $62,344,000      $61,523,000   $80,030,000
        Interest received                         165,000          166,000       105,000
        Income taxes received                     107,000        1,263,000        47,000
        Cash paid to suppliers and employees  (60,505,000)     (62,614,000)  (77,447,000)
        Interest paid                            (107,000)        (111,000)      141,000)

     Net cash provided by operating activities  2,004,000          227,000     2,594,000

     Cash Flows From Investing Activities:
        Purchase of property, plant and
             equipment                          (455,000)        (578,000)    (1,227,000)
       Proceeds from disposals of property,
             plant and dquipment                  32,000           48,000         25,000
        Investment in retail sales partnership    (80,000)        (140,000)          -

    Net cash used in investing activities       (503,000)        (670,000)    (1,202,000)

     Cash Flows From Financing Activities:
       Proceeds from line-of-credit borrowings 14,693,000       17,790,000    12,374,000
       Principal payments on line-of-credit
              borrowings                      (14,693,000)     (17,790,000)  (12,374,000)

     Net cash used in financing activities         --               --            --

     Net increase (decrease)in cash             1,501,000       (443,000)      1,392,000
     Cash and cash investments at beginning
             of year                            3,230,000      3,673,000       2,281,000
                                                ---------      ---------
     Cash and cash investments at end of year  $4,731,000     $3,230,000      $3,673,000
                                                =========      =========
    Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:

     Net income (loss)                        $373,000      $(357,000)       $(2,312,000)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation                              609,000        639,000            677,000
     Deferred income taxes                     168,000        (57,000)            20,000
     Equity in loss of retail sales partnershp 156,000         54,000               -

     Changes in operating assets and liabilities:

     Accounts receivable                      (906,000)       492,000          3,493,000
     Inventories                             2,367,000     (1,419,000)         3,767,000
     Prepaids and other assets                 103,000         92,000            139,000
     Accounts payable and accruals            (957,000)      (422,000)        (1,708,000)
     Accrued income taxes                       91,000      1,205,000         (1,482,000)

     Net cash provided by operating
           activities                       $2,004,000       $227,000         $2,594,000
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

Property, Plant and Equipment
     For financial reporting purposes, depreciation and amortization of property, plant and equipment is generally provided for on a straight-line basis, using estimated useful lives of 10 years for land improvements, 20 to 33-1/3 years for buildings and improvements, 3 to 10 years for equipment and lease terms for leasehold improvements. Upon sale or disposition of assets, any gain or loss is included in the statement of income. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred; expenditures for betterments and major renewals are capitalized.

Assessments whether there has been a permanent impairment in the value of property, plant and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

The Company maintains property, plant and equipment that is held for sale and not currently being used in the business with a net book value of$693,000. This property, plant and equipment relates primarily to the idle manufacturing facility in McPherson, Kansas.


Business Segments
      For the year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131,
Disclosures about Segments of an Enterprise and Related Information
("SFAS No.131"). This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a BusinessEnterprise, and changes how segments are defined for disclosure purposes to reflect the way internal information is used by management to make operating decisions and assess performance of the enterprise's reportable segments.
The adoption of SFAS No. 131 did not affect the results of operations or financial position but does affect the disclosure of segment information.

Income Taxes
     The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss or Income Per Share

Basic loss or income per share is computed based on the weighted-average number of shares outstanding during each year. Diluted loss or income per share is computed based on the sum of the weighted-average number of shares outstanding plus potential common shares arising out of stock options issued in 1994, unless the inclusion of such options would result in antidilution.
The Company's loss and income amounts used for per share calculations are the same for both the basic and diluted methods.
  There were no potential common shares included in the calculation of diluted per share amounts for the years ended October 31, 1999, 1998 and 1997 because the effect would have been antidilutive.

Insurance
     The Company is self-insured for workers' compensation for its plant locations, officers' and directors' liability, and product liability. The Company has recognized an estimated potential liability for incurred but not reported claims.

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

Stock Options
     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has determined that this method of accounting for stock based compensation has no effect on the financial statements as presented since the most recent stock option grants occurred in 1994.


Investments

The Company maintains a 70% interest in Housing Solutions LLC (the "retail sales partnership") whose principal business is selling manufactured homes to private individuals through retail dealerships. The Company's relationship with each respective retail dealership is governed by 5 year operating agreements that provide few protective and no participating rights to the Company. As such, the Company's investment in the retail sales partnership is accounted for under the equity method of accounting.

Comprehensive Income
During the year ended October 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements.

Comprehensive income generally represents all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company has no items of other comprehensive income for the years ended October 31, 1999, 1998 and 1997.

Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

2. Investments
The Company's investment in and advances to the retail sales partnership as of October 31, 1999 and 1998 are $10,000 and $86,000, respectively, and are included as a component of other assets. The condensed unaudited financial information of the partnership for the years ended October 31, 1999 and 1998 is as follows:

                                               1999             1998

Condensed Statement of Income Information:
      Sales                                   $3,912,000       $77,000
      Costs and expenses                       4,135,000       154,000

      Net loss                                $(223,000)      $(77,000)


Condensed Balance Sheet Information:
     Assets                                  $2,573,000     $1,028,000

     Liabilities                             $2,673,000       $905,000
     Partners' equity (deficit)                (100,000)       123,000

                                             $2,573,000     $1,028,000




3. Shareholders' Equity
     During June 1994, the Company granted to five officers of the Company, options to purchase up to 96,944 shares of the Company's common stock, at 100% of the then fair value, or $10.38 per share. Also in June 1994, the Company granted to one such officer an additional option to purchase up to 35,056 shares of the Company's common stock, at 110% of the then fair value, or $11.41 per share. Options granted vest in four equal annual installments beginning one year after the date of the grant. The options to purchase the 96,944 shares of the Company's common stock remain outstanding
(subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 7 years from the date of grant. The option to purchase the 35,056 additional shares of the Company's common stock expired unused in June 1999. On October
31, 1999, 1998 and 1997, total unexercised options were 96,944, 132,000 and 132,000,of which 96,944, 132,000 and 99,000 options, respectively, were exercisable.

On September 14, 1999, the Board of Directors authorized the Company to repurchase up to 100,000 common shares on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represent 9% of the outstanding common stock of the Company. The Company plans to purchase the shares from time to time, depending on market conditions.

4. Bank Credit Line
     The Company is party to a revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the lesser of the bank's prime rate or market rate, and certain minimum requirements as to the Company's working capital and debt-to-equity relationships. At October 31, 1999, there was no outstanding balance on the revolving credit line, and the maximum borrowing permitted was the lesser of $4,000,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000. Interest costs charged to expense for the fiscal years 1999, 1998 and 1997 were $107,000, $111,000 and $141,000, respectively.

5. Commitments and Contingencies
     The Company was contingently liable at October 31, 1999 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. The total value of finished units subject to such agreements as of October 31, 1999 and 1998 was approximately $10,184,000 and $9,826,000, respectively.
      In addition, the Company is contingently liable to financial institutions for standby letters of credit totaling $305,000 and $778,000 as of October 31, 1999 and 1998, respectively. These letters of credit were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducted manufacturing operations.
      Management does not expect that losses, if any, from the contingencies described above will be of material importance to the results of operations or financial position of the Company.

       6.  Inventories
         Inventories are summarized as follows:
       October 31,                                    1999           1998
       Raw material                                   $1,792,000     $1,758,000
       Work in process                                   654,000        685,000
       Finished goods                                      8,000      2,378,000
                                                      $2,454,000     $4,821,000

 The excess of current replacement cost over last-in, first-out cost was $730,000 at October 31, 1999 and $1,310,000 at October 31, 1998.


KIT Manufacturing Company
Notes to Financial Statements

7. Income Taxes
          The components of the provision (benefit) for income taxes are as follows:

       For the year ended October 31,                1999        1998        1997
       Current:
         Federal                                    $26,000    $(58,000)   $(1,263,000)

         State                                        5,000                   (266,000)

                                                     31,000     (58,000)    (1,529,000)

       Deferred:
             Federal                                125,000     (46,000)       54,000

             State                                   43,000     (11,000)      (34,000)

                                                    168,000     (57,000)       20,000

                                                  $ 199,000   $(115,000)  $(1,509,000)

         The sources of deferred taxes were as follows:
       October 31,                                   1999           1998      1997
       Accrued warranty costs                       $68,000      $197,000   $(160,000)
       Workers' compensation reserves                78,000        76,000     (60,000)
       State income and franchise taxes             (11,000)     (102,000)    167,000
       Inventory cost capitalization                 77,000       (44,000)    105,000
       Sales to retail sales partnership            (63,000)      (37,000)
       Net operating loss carryforwards              19,000       (55,000)
       Other                                                      (92,000)    (32,000)
                                                   $168,000      $(57,000)    $20,000

       Reconciliation of the effective tax rates and the U.S. statutory tax rate is summarized as follows:
 October 31,                                           1999           1998      1997
       Statutory tax rate                              34.0%        (34.0%)       34.0%
       State tax provision, net of federal tax effect   5.5          (1.5)        (1.8)
       Tax exempt interest                             (7.2)          (8.3)       (0.2)
       Adjustment of prior years income tax accruals                  16.9
       Other                                            2.5            2.5        (3.5)
       Federal tax rate                                34.8%         (24.4%)      (39.5%)


       The components of the deferred tax asset and liability are as follows :
       October 31,                                  1999           1998
       Deferred tax asset:
          Allowance for doubtful accounts        $15,000           $20,000
          Inventory cost capitalization                             77,000
          Sales to retail sales partnership      100,000            37,000
          Accrued warranty costs                 194,000           262,000
          Workers' compensation reserves         193,000           271,000
          State income and franchise taxes        43,000            32,000
          Net operating loss carryforwards       165,000           184,000
          Other                                   11,000            12,000

                                                $721,000          $895,000

       Deferred tax liability:
          Accelerated depreciation              $379,000          $385,000
          Involuntary conversion of plant
            facility   and equipment           1,095,000         1,095,000

                                              $1,474,000        $1,480,000

  The Company's state net operating loss carryforwards begin to expire in 2002.




KIT Manufacturing Company

 8. Segment Information

   The Company designs, manufactures and sells manufactured housing, which are relocatable, factory-built dwellings of single and multi-unit design. The Company also produces recreational vehicles designed as short-period accommodations for vacationers and truckers. As such, the Company's reportable segments are based on product lines. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Financial Statements. The Company evaluates the performance of its operating segments based on operating income or losses. Each segment records expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest income, interest expense or equity in the retail sales partnership to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any year or year-end presented.



       October 31,                         1999           1998       1997
       (Dollars in thousands)
       SALES
            Manufactured housing            $31,088        $26,410   $23,807
            Recreational vehicles            32,163         34,620    52,658
            Total sales                     $63,251        $61,030   $76,465

       INCOME (LOSS) BEFORE INCOME TAXES
          Operating income (loss)
            Manufactured housing             $2,445         $2,021      $876
            Recreational vehicles            (1,775)        (2,494)   (4,661)
            Total operating income (loss)       670           (473)   (3,785)
          Interest income                       165            166       105
          Interest expense                     (107)          (111)     (141)
    Equity in loss of retail sales partnership (156)           (54)

       (Loss) income before income taxes       $572          $(472)  $(3,821)

       IDENTIFIABLE ASSETS
            Manufactured housing             $9,916         $8,983    $8,019
            Recreational vehicles             9,845         11,368    13,118

         Total assets                       $19,761        $20,351   $21,137

       DEPRECIATION
            Manufactured housing               $308           $289      $259
            Recreational vehicles               301            350       418

         Total depreciation                    $609           $639      $677



Report of Independent Accountants

To the Shareholders and Board of Directors
KIT Manufacturing Company

In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of KIT Manufacturing Company at October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
December 10, 1999


       KIT Manufacturing Company
       Selected Financial Data

       October 31,                1999      1998      1997      1996    1995
       (Dollars in thousands
       except per share amounts)

       FISCAL YEAR
         Sales                    $63,251   $61,030   $76,465   $97,158   $101,462
         Net income (loss)           $373     $(357)  $(2,312)   $1,431(1)  $1,349(2)
         Cash dividends paid         $ 0      $  0    $  0        $ 0         $ 0
         Capital expenditures        $455      $578    $1,227      $434     $1,251
         Depreciation                $609      $639      $677      $670       $597

       AT YEAR-END
         Working capital           $7,476    $6,861    $7,215    $9,984     $8,427
         Current ratio              2.3:1     2.0:1     2.0:1     2.1:1      2.0:1
         Ppty, plnt & equip, net   $6,549    $6,735    $6,844    $6,319     $6,388
         Total assets             $19,761   $20,351   $21,137   $25,139    $23,302
         Long-term obligations      $0          $0        $0        $0        $0
         Shareholders' equity     $12,641   $12,268   $12,625   $14,937    $13,506

       PER SHARE
        Basic net income (loss)    $.34     $(0.32)   $(2.08)     $1.29(1)   $1.21(2)
        Diluted net income (loss)  $.34     $(0.32)   $(2.08)     $1.27(1)   $1.21(2)
        Shareholders' equity     $11.38     $11.04    $11.36     $13.45     $12.16

(1) Includes gain on a business interruption claim of $373,000, net of related income taxes, or $0.34 per share.

(2) Includes gain on a business interruption claim of $423,000, net of related income taxes, or $0.38 per share.





KIT Manufacturing Company
Quarterly Statistics
(Dollars in thousands except per share amounts)
(Unaudited)
Fiscal 1999                     First Quarter Second Quarter Third Quarter Fourth Quarter
Sales                                 $12,644      $16,184        $16,411    $18,012
Gross profit                            1,350        1,711          1,942      1,504
Income (loss) before income taxes         188          225            282       (123)
Net income (loss)                         127          150            112        (16)
Basic and diluted net income (loss)
        per share                       $0.11        $0.14          $0.10     ($0.01)

Fiscal 1998
Sales                                 $13,819       $16,831       $15,328    $15,052
Gross profit                              901         1,514         1,601      1,094
Income (loss) before income taxes        (265)           90           116       (413)
Net income (loss)                        (157)           55            74        329
Basic and diluted net income (loss)
             per share                 ($0.14)        $0.05         $0.07     ($0.30)




       Market Prices of Common Stock

       Fiscal 1999      First Quarter  Second Quarter   Third Quarter  Fourth Quarter
           High              6 1/8         6 7/8          7 1/2         7

           Low               4 5/8         5 1/2          5 7/8         3 7/8

             Dividends       0             0              0             0

       Fiscal 1998
           High              9 1/8         8 1/8          7 7/8         6 1/2

           Low               6 3/8         6 3/4          6 1/4         4 5/8

             Dividends       0             0              0             0


 KIT common stock is traded on the American Stock Exchange. The above table reflects the high and low sales prices for each quarterly fiscal period in the past two years.
 There are approximately 346 shareholders of record on January 7, 2000.

       Corporate Information

 Directors                              Stock Registrar and Transfer Agent
 Dan Pocapalia                          ChaseMellon Shareholder Services, L.L.C.
 Chairman of the Board,                 Ridgefield Park, New Jersey
 Chief Executive Officer of KIT

 Fred W. Chel                           Legal Counsel
 Business Consultant,                   O'Melveny & Myers
 Custom Fibreglass                      Los Angeles, California
 Manufacturing Company

 Frank S. Chan, Jr.
 Certified Public Accountant, Partner,  Accountants
 Frank S. Chan & Company                PricewaterhouseCoopers LLP
                                        Los Angeles, California
 John W. H. Hinrichs
 Senior Vice President & Cashier,
 Farmers & Merchants Bank
 of Long Beach                          Form 10-K
                                        A copy of the Company's current annual
 John F.Zaccaro                         report filed with the Securities and
 Vice Chairman and Founder              Exchange Commission (SEC) on Form 10-K,
 drkoop.com, Inc.                       exclusive of exhibits, will be furnish-
                                        ed to shareholders without charge upon
                                        written request to Marlyce A. Faldetta,
                                        Corporate Secretary, KIT Manufacturing
 Officers                               Company, Post Office Box 848, Long
 Dan Pocapalia                          Beach, California 90801.
 Chairman of the Board
 and Chief Executive Officer
                                        Executive Offices
 Harold D. Breach                       KIT Manufacturing Company
 President and General Manager          530 East Wardlow Road, P.O. Box 848
                                        Long Beach, California 90801
 Bruce K. Skinner                       (562) 595-7451
 Vice President and Treasurer

 Matthew S. Pulizzi                     Annual Meeting of Shareholders
 Vice President - Customer Relations    Tuesday, March 14, 2000, 9:00 A.M.
                                        Long Beach Marriott
 Marlyce A. Faldetta                    4700 Airport Plaza Drive
 Corporate Secretary                    Long Beach, California