Form 10-Q
period 2000-01-31
KIT MANUFACTURING CO
filed 2000-03-14
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For Quarter Ended January 31, 2000
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by
this  report.   Common  Stock (no par  value),  1,084,234  shares
outstanding as of January 31, 2000.




                   Index to Exhibits - Page 12

                         1 of 12 Pages

                            PART I


                     FINANCIAL INFORMATION

                       KIT MANUFACTURING COMPANY
                       STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)
                                                         Three Months
Ended
                                                             January 31,
                                                            2000  1999

Sales                                                  $10,966    $12,644

Costs and expenses:
   Cost of sales                                         9,618     11,294
   Selling, general and
   administrative expenses                               1,010      1,140
                                                        10,628     12,434
Operating income                                           338        210

Other:
  Interest income                                           55         48
  Interest expense                                         (17)       (36)
  Equity in loss of retail sales
     partnership                                          (103)       (34)
Income before income taxes                                 273        188
Provision for income taxes                                  96         61
    (Note A)

Net income                                             $   177    $   127

Net income per share-
 basic and diluted                                     $  0.16    $   .11
    (Note B)

Weighted-average shares                                1,098,124  1,110,934
outstanding-
 basic and diluted
(Note B)

Dividends per share                                    $  -       $  -


                    STATEMENT OF SHARHOLDERS'EQUITY
                        (Dollars in thousands)
                              (Unaudited)

                              Common  Stock     Additional     Retained
                            Shares    Amount Paid-In Capital  Earnings Total
Balance, October 31, 1999  1,110,934  $750     $842            $11,049 $12,641
Purchase of treasury stock   (26,700)  (18)     (20)               (88)  (126)
Net income                                                         177    177
                            ____________________________________________________
Balance, January 31, 2000  1,084,234  $732     $822            $11,138 $12,692
                           =====================================================

   <F1>The accompanying notes are an integral part of these financial statements.
                                  -3-

                       KIT MANUFACTURING COMPANY
                            BALANCE SHEETS
                        (Dollars in thousands)
                              (Unaudited)
                                              January 31  October 31,
                                                 2000         1999
ASSETS
   Cash and cash investments                 $  3,676     $  4,731
   Accounts receivable, net                     3,245        4,947
   Inventories:
     Raw materials                              2,288        1,792
     Work in process                              700          654
     Finished goods                             1,620            8
       Total inventories                        4,608        2,454
   Prepaids and other assets                      782          269
   Deferred income taxes                          737          721
       Total current assets                    13,048       13,122
   Property, plant and equipment, net           6,726        6,549
   Other assets                                    84           90
      Total assets                           $ 19,858     $ 19,761

LIABILITIES AND SHAREHOLDERS' EQUITY
   Line of credit                            $  2,099          -
   Accounts payable                             1,323     $  2,538
   Accrued payroll and related items              685        1,191
   Accrued marketing programs                     142          402
   Accrued expenses                             1,443        1,515
      Total current liabilities                 5,692        5,646
   Deferred income taxes                        1,474        1,474
      Total liabilities                         7,166        7,120

   Commitments and contingencies

   Shareholders'equity
   Common stock issued and outstanding            732          750
   1,084,234 (January 31, 2000) and 1,110,934
   (October 31, 1999) shares.
   Additional paid-in capital                     822          842
   Retained earnings                           11,138       11,049
          Total shareholders' equity           12,692       12,641
   Total liabilities and shareholders'       $ 19,858     $ 19,761
   equity


<F1>The accompanying notes are an integral part of these financial statements.

                                  -4-

                       KIT MANUFACTURING COMPANY
                       STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                       For the three months ended January 31,
                                                       2000      1999
Cash flow from operating activities:
   Cash received from customers                  $ 12,669   $ 13,339
   Interest received                                   55         48

   Cash paid to suppliers and employees           (15,499)   (14,555)
   Interest paid                                      (17)       (36)


Net cash used in operating activities              (2,792)    (1,204)

Cash flow from investing activities:
   Purchase of property, plant and equipment         (236)      (545)
   Disposal of property, plant and equipment           -           8
Net cash used in investing activities                (236)      (537)

Cash flow from financing activities:
   Proceeds from line-of-credit borrowings          4,087      6,430
   Principal payments on line-of-credit            (1,988)    (3,647)
   borrowings
   Purchase of treasury stock                        (126)       -
Net cash provided by financing activities           1,973      2,783

Net decrease in cash                               (1,055)     1,042
Cash at beginning of period                         4,731      3,230
Cash at end of period                            $  3,676   $  4,272

Reconciliation of net income to net cash
used in operating activities:
Net income                                       $   177    $    127
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation                                          59        159
Equity in loss of retail sales partnership           103         34
Changes in operating assets and liabilities:
Accounts receivable                                1,702        695
Inventories                                       (2,154)      (628)
Prepaids and other assets                           (629)      (211)
Accounts payable and accruals                     (2,146)    (1,442)
Accrued income taxes                                  96         62
Net cash used in operating activities            $(2,792)   $(1,204)


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

Note G - The Company's investment in and advances to the retail sales partnership as of January 31, 2000 and 1999 are ($93,000) and $52,000, respectively, and are included as a component of accrued liabilities and other assets, respectively. The condensed unaudited financial information of the partnership for the three-month periods ended
January 31, 2000 and 1999 is as follows:
                                           January 31,        January 31,
                                             2000               1999

Condensed Statement of Income Information:

     Sales                                    $1,075,000          $675,000
     Costs and expenses                        1,222,000           723,000
     Net loss                                 $ (147,000)         $(48,000)

                       KIT MANUFACTURING COMPANY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note H - The Company evaluates the performance of its operating segments based on operating income or losses. Each segment records direct expenses related and allocable to its employees. The Company does not allocate income taxes, interest income, interest expense or the equity in the retail sales partnership to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any period or period-end presented.

                                               Three Months Ended
(Dollars in Thousands)                              January 31,
                                                 2000       1999
Sales
   Manufactured housing                        $ 6,071     $7,558
   Recreational vehicles                         4,895      5,086
   Total sales                                 $10,966    $12,644
                                                ======     =======
Income before income taxes
   Operating income
   Manufactured housing                        $  332      $ 658
   Recreational vehicles                          (97)      (482)
Total operating income                            235        176
   Interest income                                 55         48
   Interest expense                               (17)       (36)
Income before income taxes                    $   273      $ 188
                                                 =====       ====


Note I - On September 14, 1999, the Board of Directors authorized the Company to repurchase up to 100,000 common shares on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represent 9% of the outstanding common stock of the Company.
The Company plans to purchase the shares from time to time, depending on market conditions. During the quarter ended January 31, 2000 the Company repurchased 26,700 common shares.

Note J - During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,685,000, resulting in a gain of $1,484,000.

                       KIT MANUFACTURING COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

  FINANCIAL CONDITION - JANUARY 31, 2000 COMPARED TO OCTOBER 31, 1999

Under first quarter market conditions, the Company borrowed on its line of credit to increase its inventory levels to provide for anticipated second quarter sales. The Company's working capital decreased $43,000 due to theline of credit borrowings for the inventory build-up. The current ratio remained at 2.3:1 at January 31, 2000 compared to 2.3:1 at October 31, 1999. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including excess plant capacity, working capital, and $1,901,000 unused line of credit, are considered to be adequate to provide for near term cash needs.

  RESULTS OF OPERATIONS - QUARTER ENDED JANUARY 31, 2000 COMPARED TO
                    QUARTER ENDED JANUARY 31,  1999

Total sales for the quarter ended January 31, 2000 were $10,966,000,  a
13%  decrease  from sales of $12,644,000 for the same  quarter  of  the prior year. The  decrease consisted of a 20% decrease in manufactured housing sales and a 4%  decrease  in  recreational vehicle  (RV)  sales.
The  decline  in manufactured  housing  sales  was  caused  by  excess  open
units  and repossessions  in  the  marketplace  as  a  result  of  a   number
of manufacturers over producing. In addition, although there was also a decline in RV sales this division continues to improve its selling margins and operating results through improved production cost controls and efficiencies. Also, strategically planned marketing continues to increase sales of a wide range of high margin travel trailers.

Cost of sales for the quarter ended January 31, 2000 was $9,618,000, a 15% decrease from $11,294,000 for the same quarter of the prior year, and a 2% decrease as a percent of sales. The resulting increase in gross profit margins compared to the first quarter of fiscal 1999 is chiefly attributed to the material and labor cost containments associated with the controls over recreational vehicle and manufactured housing production.

Selling, general and administrative expenses decreased 7% during the quarter to $1,076,000, compared to $1,162,000 for the same period of the prior year. The decrease was due primarily to the continued controls over marketing and overhead costs.

Interest income for the current quarter was $55,000 compared to $48,000 in the same quarter of the prior year. This was due to an increase in average short-term investments in conjunction with higher average rates of  return.  Interest  expense  for the  current  quarter  was  $17,000 compared to $36,000 in the same quarter of the prior year. This change was the result of a decrease in average borrowings.

The net income for the three months ended January 31, 2000 was $177,000, or $0.16 per share, compared to net income of $127,000, or $0.11 per share, for the same quarter of the prior year.

                    KIT MANUFACTURING COMPANY
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

The   Company   instituted   a  program  to   determine   whether   its
computer information systems were able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program") and implemented programming modifications to its main operational and financial reporting systems to address these issues. The Company also contacted its major suppliers, service vendors and customers regarding Year 2000 compliance and to date, has not been alerted to any Year 2000 compliant issues as a result of these inquiries. The total cost of the Year 2000 Compliance Program was approximately $50,000.

Although management believes the Company adequately addressed Year 2000 compliant issues, there can be no assurance that such problems will not be identified in the future. However, the
Company believes that it has sufficient resources and that any such problems subsequently identified will not be material to the Company's financial position or results of operations.

                                       PART II

                        OTHER INFORMATION


                           Item 6 (a).

                See Index to Exhibits on page 12.


                           Item 6 (b).

 Form 8-K was not required to be filed during the quarter ended
                        January 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KIT MANUFACTURING COMPANY
(Registrant)



DATE 1/31/00             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer and President
                         (Principal Executive Officer)



DATE 1/31/00             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting
                         Officer)

                    KIT MANUFACTURING COMPANY
                        INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule