Form 10-Q
period 2000-04-30
KIT MANUFACTURING CO
filed 2000-06-14
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For Quarter Ended April 30, 2000
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by
this  report.   Common  Stock (no par  value),  1,076,334  shares
outstanding as of April 30, 2000.




                   Index to Exhibits - Page 13

                         1 of 13 Pages

                     PART I


                     FINANCIAL INFORMATION
















































                               2 -

                       KIT MANUFACTURING COMPANY
                       STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)
                                 Three Months Ended       Six Months
Ended
                                      April 30,               April 30,
                                   2000       1999         2000
1999

Sales                              $14,908   $16,184   $25,874    $28,828

Costs and expenses:
   Cost of sales                    13,684    14,472    23,302     25,767
   Selling, general and
      administrative expenses        1,166     1,493     2,176      2,633
   Equity in loss/(income) of
      retail sales partnership          26        (4)      129         30
Operating income                        32       223       267        398

Other:
  Interest income                       47        51       102         99
  Interest expense                     (58)      (49)      (75)       (84)
  Gain on Sale of Property (Note     1,455        -      1,455         -
       J)
Income before income taxes           1,476       225     1,749        413
Provision for income taxes
    (Note A)                           611        75       707        136
Net income                         $   865    $  150   $  1042    $   277

Net income per share-
 basic and diluted                   $0.80    $ 0.14   $  0.96    $  0.25
    (Note B)
Weighted-average shares           1,082,806  1,110,934  1,090,491  1,110,934
 outstanding basic and diluted
 (Note B)
Dividends per share                  $  -    $   -     $   -      $   -


                          STATEMENT OF SHARHOLDERS'EQUITY
                               (Dollars in thousands)
                                    (Unaudited)

                              Common Stock     Additional     Retained
                             Shares   Amount Paid-In Capital  Earnings  Total
Balance, October 31, 1999  1,110,934   $750        $842        $11,049 $12,641
Purchase of treasury stock   (34,600)   (23)        (26)          (127)   (176)
Net income                                                       1,042   1,042
                           ____________________________________________________
Balance, April 30, 2000    1,076,334   $727        $816        $11,964 $13,507
                           =====================================================

  <F1>The accompanying notes are an integral part of these financial statements.

                                  -3-

                       KIT MANUFACTURING COMPANY
                            BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)
                                              April 30,  October 31,
                                                2000         1999
ASSETS
   Cash and cash investments                 $  5,370     $  4,731
   Accounts receivable, net                     4,417        4,947
   Inventories:
     Raw materials                              2,196        1,792
     Work in process                              677          654
     Finished goods                             1,323            8
       Total inventories                        4,196        2,454
   Prepaids and other assets                      881          269
   Deferred income taxes                          721          721
       Total current assets                    15,585       13,122
   Property, plant and equipment, net           6,449        6,549
   Other assets                                   163           90
      Total assets                           $ 22,197     $ 19,761

LIABILITIES AND SHAREHOLDERS' EQUITY
   Line of credit                            $  2,733          -
   Accounts payable                             1,631     $  2,538
   Accrued payroll and related items              936        1,191
   Accrued marketing programs                      69          402
   Accrued expenses                             1,430        1,515
   Income taxes payable                           417          -
      Total current liabilities                 7,216        5,646
   Deferred income taxes                        1,474        1,474
      Total liabilities                         8,690        7,120

   Commitments and contingencies

   Shareholders'equity
   Common stock issued and outstanding            727          750
   1,076,334 (April 30, 2000) and 1,110,934
   (October 31, 1999) shares.
   Additional paid-in capital                     816          842
   Retained earnings                           11,964       11,049
          Total shareholders' equity           13,507       12,641
   Total liabilities and shareholders'       $ 22,197     $ 19,761
      equity


<F1>The accompanying notes are an integral part of these financial statements.

                                  -4-

                       KIT MANUFACTURING COMPANY
                       STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                           For the six months ended April 30,
                                                     2000      1999
Cash flow from operating activities:
   Cash received from customers                  $  24,948  $ 28,033
   Interest received                                   102        99
   Rental income                                        -         46
   Cash paid to suppliers and employees            (28,135)  (29,007)
   Interest paid                                       (74)      (84)
   Income taxes paid                                  (128)       (1)

Net cash used in operating activities               (3,287)     (914)

Cash flow from investing activities:
   Purchase of property, plant and equipment         (298)      (376)
   Proceeds from disposal of property, plant
    and equipment                                   1,667         18
Net cash used in investing activities               1,369       (358)

Cash flow from financing activities:
   Proceeds from line-of-credit borrowings           9,123    11,046
   Principal payments on line-of-credit
    borrowings                                       (6,390)  (9,595)
   Purchase of treasury stock                          (176)     -
Net cash provided by financing activities            2,557     1,451

Net increase in cash                                   639       179
Cash at beginning of period                          4,731     3,230
Cash at end of period                            $   5,370  $  3,409

Reconciliation of net income to net cash
used in operating activities:
Net income                                       $   1,042  $   273
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation                                           186      296
Gain on sale of property                            (1,455)
Equity in loss of retail sales partnership             129       30
Changes in operating assets and liabilities:
Accounts receivable                                    530     (749)
Inventories                                         (1,742)   1,528
Prepaids and other assets                             (857)    (215)
Accounts payable and accruals                       (1,699)  (2,216)
Accrued income taxes                                   579      139
Net cash used in operating activities            $  (3,287)   $(914)

   <F1>The accompanying notes are an integral part of these financial statements.

                                   - 5 -

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

Note E - Financial information contained herein is unaudited. Certain amounts in prior period financial statements have been reclassified to conform to current period presentation.

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

Note G - The Company's investment in and advances to the retail sales partnership as of April 30, 2000 and 1999 are ($119,000) and $56,000, respectively, and are included as a component of accrued liabilities and other assets, respectively. The condensed unaudited financial information of the partnership for the three-month and six-month periods ended April 30, 2000 and 1999 is as follows:
                         Three Months Ended        Six Months Ended
                             April 30,                April 30,
(Dollars in Thousands)     2000        1999            2000      1999

Condensed Statement
  of Income Information:

     Sales               $1,815        $666          $2,890    $1,341
     Costs and expenses   1,852         660           3,074     1,383
     Net (loss)/profit    $ (37)       $  6          $ (184)    $ (42)

                       KIT MANUFACTURING COMPANY
                NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)


Note H - The Company evaluates the performance of its operating segments based on operating income or losses. Each segment records direct expenses related and allocable to its employees. The Company does not allocate income taxes, interest income or interest expense to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any period or period-end presented.

                           Three Months Ended    Six Months Ended
(Dollars in Thousands)          April 30,            April 30,
                             2000      1999      2000       1999
Sales
   Manufactured housing     $6,224    $7,393   $12,295    $14,951
   Recreational vehicles     8,684     8,791    13,579     13,877
   Total sales             $14,908   $16,184   $25,874    $28,828
                            ======    ======    ======     ======
Income/(loss) before income taxes
   Operating income
   Manufactured housing    $  129    $   572      461      $1230
   Recreational vehicles      (97)      (349)    (194)      (832)
Total operating income         32        223      267        398
   Interest income             47         51      102         99
   Interest expense           (58)       (49)     (75)       (84)
   Gain on sale of
     Property (Note J)      1,455        -      1,455         -
Income before income taxes  1,476        225  $ 1,749      $ 413
                            =====      =====    =====       ====


Note I - On September 14, 1999, the Board of Directors authorized the Company to repurchase up to 100,000 common shares on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represent 9% of the outstanding common stock of the Company. The Company plans to purchase the shares from time to time, depending on market conditions. During the quarter ended January 31, 2000, the Company repurchased 26,700 common shares. During the quarter ended April 30, 2000, the Company repurchased
7,900 common shares.

Note J - During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,685,000, resulting in a gain of $1,455,000.

                       KIT MANUFACTURING COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations


Note K - On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers seeking damages for breach of contract. In May of 2000, a jury awarded the plaintiff $250,000 in damages. The verdict is currently under appeal. The outcome of the appeal is not known at this time but the Company intends to defend its position vigorously.

The Company was served on May 16, 2000 with a class-action lawsuit filed by certain former employees. The suit arose as a result of the closure of our plant facilities in McPherson, Kansas and the plaintiff's contention that the Company failed to provide a 60-day advance termination notice as required under federal law. The Company believes that it has substantial defenses to this action but is unable to assess the merits of the case since it has just recently been filed and no discovery has occurred.


Note L - During February 2000, the Company entered into a sales agreement to sell land and buildings located in McPherson, Kansas for consideration of $1,200,000. The transaction is scheduled to close on June 30, 2000.

                       KIT MANUFACTURING COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

   FINANCIAL CONDITION - APRIL 30, 2000 COMPARED TO OCTOBER 31, 1999

Under second quarter market conditions, the Company borrowed on its line of credit to increase its inventory levels to provide for anticipated third quarter sales and to pay down certain current liabilities, including accounts payable. The Company's working capital increased $893,000 primarily due to the sale of the Chino, California property. The current ratio decreased slightly to 2.2:1 at April 30, 2000 compared to 2.3:1 at October 31, 1999. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio described above, capital resources, including the proceeds from the planned sale of the Kansas property, working capital, and $1,267,000 unused line of credit, are considered to be adequate to provide for near term cash needs.

The decrease in accounts payable of $907,000 from $2,538,000 at October 31, 1999 compared to $1,631,000 at April 30, 2000 was due to the build-up of recreational vehicle inventory in anticipation of second quarter sales.

   RESULTS OF OPERATIONS - QUARTER ENDED APRIL 30, 2000 COMPARED TO
                     QUARTER ENDED APRIL 30,  1999

Total sales for the quarter ended April 30, 2000 were $14,908,000, an 8% decrease from sales of $16,184,000 for the same quarter of the prior year. The decrease consisted of a 16% decrease in manufactured housing sales and a 1% decrease in recreational vehicle (RV) sales. The decrease in sales continues to be affected by industry-wide excess inventory levels, lenders' tightened credit standards, and rising interest rates. In addition, although there was also a decline in RV sales, this division, with its successful product lines now available will continue to focus on the expansion of its market share. Also, strategically planned marketing continues to increase sales of a wide range of high margin travel trailers.

Cost of sales for the quarter ended April 30, 2000 was $13,684,000, a 5% decrease from $14,472,000 for the same quarter of the prior year, and a 2% increase as a percent of sales. The resulting decrease in gross profit margins compared to the second quarter of fiscal 1999
is  chiefly attributed to   labor   cost   increases  associated  with
recreational   vehicle production.

Selling, general and administrative expenses decreased 22% during the quarter to $1,166,000, compared to $1,493,000 for the same period of the prior year. The decrease was due primarily to the continued controls over marketing and overhead costs.

Interest income for the current quarter was $47,000 compared to $51,000 in the same quarter of the prior year. This change was due primarily to lower average rates of return on investments. Interest expense for the current

                       KIT MANUFACTURING COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

quarter was $58,000 compared to $49,000 in the same quarter of the prior year. This change was the result of an increase in average short-term interest rates.

The net income for the three months ended April 30, 2000 was $865,000, or $0.80 per share, compared to net income of $150,000, or $0.14 per share, for the same quarter of the prior year. The sale of property in Chino, California contributed an after tax gain of $853,000 or $0.79 per share.

RESULTS OF OPERATIONS - SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX
                      MONTHS ENDED APRIL 30, 1999

Total sales for the six months ended April 30, 2000 were $25,874,000, a 10% decrease from sales of $28,828,000 for the same period of the prior year. The decrease consisted of an 18% decrease in manufactured housing sales and a 2% decrease in recreational vehicle (RV) sales. The decrease in sales continues to be affected by industry-wide excess inventory levels, lenders' tightened credit standards, and rising interest rates. The RV division continues to improve its selling margins and operating results through improved production cost controls and efficiencies. In addition, strategically planned marketing continues to increase sales of a wide range of high margin travel trailers.

Cost of sales for the six months ended April 30, 2000 were $23,302,000, a 10% decrease from $25,767,000 for the same six months of the prior year, and a 1% increase as a percent of sales. This was due primarily to the decline in sales volume, coupled with relatively unchanged overhead costs.

Selling, general and administrative expenses for the six months ended April 30, 2000 decreased 17% to $2,176,000 compared to $2,633,000 for the same period of the prior year, and decreased to approximately 8% of sales. This was due primarily to the continued planned reductions in marketing and administrative costs.

Interest income for the six months ended April 30, 2000 was $102,000 compared to $99,000 for the same six months of the prior year.
Interest expense for the six months ended April 30, 2000 was $75,000 compared to $84,000 for the same period of the prior year. This was a result of an increase in the average net short-term investments during the current period along with a decrease in average borrowings.

Net income for the six months ended April 30, 2000 was $1,042,000, or $0.96 per share, compared to net income of $277,000, or $0.25 per share, for the same six months of the prior year. The sale of property in Chino, California contributed an after tax gain of $853,000 or $0.78 per share.

                                 PART II

                            OTHER INFORMATION


                               Item 6 (a).

                    See Index to Exhibits on page 12.


                               Item 6 (b).

     Form 8-K was not required to be filed during the quarter ended
                             April 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KIT MANUFACTURING COMPANY
(Registrant)



DATE 6/14/00             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer
                         (Principal Executive Officer)



DATE 6/14/00             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting Officer)

                        KIT MANUFACTURING COMPANY
                            INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule