Form 10-Q
period 2000-07-31
KIT MANUFACTURING CO
filed 2000-09-11
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For Quarter Ended July 31, 2000
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by
this  report.   Common  Stock (no par  value),  1,027,334  shares
outstanding as of July 31, 2000.




                   Index to Exhibits - Page 13

                         1 of 13 Pages

                     PART I


                     FINANCIAL INFORMATION

                       KIT MANUFACTURING COMPANY
                       STATEMENTS OF OPERATIONS
            (Dollars in Thousands Except Per Share Amounts)
                              (Unaudited)
                                 Three Months Ended       Nine Months Ended
                                      July 31,                 July 31,
                                   2000       1999         2000       1999

Sales                              $13,559   $16,411   $39,433    $45,239

Costs and expenses:
   Cost of sales                    12,585    14,468    35,887     40,234
   Selling, general and
      administrative expenses        1,391     1,650     3,567      4,284
   Equity in loss of retail
      sales partnership                135        13       264         42
Operating (loss) income               (552)      280      (285)       679

Other:
  Interest income                       75        18       177        117
  Interest expense                     (53)      (16)     (128)      (101)
  Gain on sale of property (Note J)    621        -      2,076         -
Income before income taxes              91       282     1,840        695
Provision for income taxes
    (Note A)                            38       170       745        311
Net income                         $    53    $  112   $ 1,095    $   384

Net income per share-
 basic and diluted                   $0.05    $ 0.10   $  1.02    $  0.35
    (Note B)
Weighted-average shares           1,047,261  1,110,934  1,070,710  1,110,934
outstanding-
 basic and diluted
(Note B)
Dividends per share                  $  -    $   -     $   -      $   -


                          STATEMENT OF SHARHOLDERS'EQUITY
                              (Dollars in thousands)
                                    (Unaudited)

                              Common Stock     Additional     Retained
                             Shares   Amount Paid-In Capital  Earnings  Total
Balance, October 31, 1999  1,110,934   $750        $842        $11,049 $12,641
Purchase of treasury stock   (83,600)   (58)        (65)          (376)  (499)
Net income                                                       1,095   1,095
                            _______   _____      _____        _______  _______
Balance, July 31, 2000    1,027,334   $692        $777        $11,768  $13,237
                           ========   =====      =====         ======  =======

   <F1>The accompanying notes are an integral part of these financial statements.

                                  -3-

                       KIT MANUFACTURING COMPANY
                            BALANCE SHEETS
                        (Dollars in Thousands)
                              (Unaudited)
                                             July 31,    October 31,
                                               2000         1999

ASSETS
   Cash and cash investments                 $  6,778     $  4,731
   Accounts receivable, net                     4,123        4,947
   Inventories:
     Raw materials                              2,357        1,792
     Work in process                              552          654
     Finished goods                               560            8
       Total inventories                        3,469        2,454
   Prepaids and other assets                      344          269
   Deferred income taxes                          721          721
       Total current assets                    15,435       13,122
   Property, plant and equipment, net           5,782        6,549
   Other assets                                   265           90
      Total assets                           $ 21,482     $ 19,761

LIABILITIES AND SHAREHOLDERS' EQUITY
   Line of credit                            $  2,592          -
   Accounts payable                             1,123     $  2,538
   Accrued payroll and related items              810        1,191
   Accrued marketing programs                     316          402
   Accrued expenses                             1,474        1,515
   Income taxes payable                           456          -
      Total current liabilities                 6,771        5,646
   Deferred income taxes                        1,474        1,474
      Total liabilities                         8,245        7,120

   Commitments and contingencies

   Shareholders'equity
Common stock issued and outstanding               692          750
1,027,334 (July 31, 2000) and 1,110,934
(October 31, 1999) shares.
   Additional paid-in capital                     777          842
   Retained earnings                           11,768       11,049
          Total shareholders' equity           13,237       12,641
   Total liabilities and shareholders'       $ 21,482     $ 19,761
          equity


<F1>The accompanying notes are an integral part of these financial statements.

                                  -4-

                       KIT MANUFACTURING COMPANY
                       STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)
                              (Unaudited)

                                           For the nine months ended July 31,
                                                      2000      1999
Cash flow from operating activities:
   Cash received from customers                  $  38,132  $ 44,582
   Interest received                                   177       118
   Rental income                                        -         58
   Cash paid to suppliers and employees            (40,607)  (43,672)
   Interest paid                                      (128)     (101)
   Income taxes (paid) received                       (127)      438
Net cash (used in) provided by operating            (2,553)    1,423
   activities

Cash flow from investing activities:
   Purchase of property, plant and equipment          (389)     (410)
   Proceeds from disposal of property, plant
     and equipment                                   2,921        25
   Advances to retail sales partnership                (25)        -
Net cash provided by (used in) investing             2,507      (385)
activities

Cash flow from financing activities:
   Proceeds from line-of-credit borrowings          12,855    14,355
   Principal payments on line-of-credit            (10,263)  (14,355)
         borrowings
   Purchase of treasury stock                       (499)         -

Net cash provided by financing activities            2,093      -0-

Net increase in cash                                 2,047     1,038
Cash at beginning of period                          4,731     3,230
Cash at end of period                            $   6,778  $  4,268

Reconciliation of net income to net cash
used in operating activities:
Net income                                       $   1,095  $   384
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation                                           311      444
Gain on sale of property                            (2,076)       -

Equity in loss of retail sales partnership             264       42
Changes in operating assets and liabilities:
Accounts receivable                                    824     (599)
Inventories                                         (1,015)   2,023

Prepaids and other assets                             (422)     (83)

Accounts payable and accruals                       (2,152)  (1,537)

Accrued income taxes                                   618      749
Net cash (used in) provided by operating         $  (2,553)  $1,423
    activities

<F1>The accompanying notes are an integral part of these financial statements.

                                   - 5 -

                       KIT MANUFACTURING COMPANY
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

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

Note G - The Company's investment in and advances to the retail sales partnership as of July 31, 2000 and 1999 are ($229,000) and $44,000,
respectively, and are included as a component of accrued liabilities and other assets, respectively. The condensed unaudited financial information of the partnership for the three-month and nine-month periods ended July 31, 2000 and 1999 is as follows:
                         Three Months Ended        Nine Months Ended
                             July 31,                 July 31,
(Dollars in Thousands)     2000        1999            2000      1999

Condensed Statement
  of Income Information:

     Sales                    $466    $1,252         $3,356      $2,592
     Costs and expenses        659     1,270          3,733       2,652
     Net (loss)/profit       $(193)    $ (18)        $ (377)      $ (60)

                       KIT MANUFACTURING COMPANY
                     NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


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

                           Three Months Ended    Nine Months Ended
(Dollars in Thousands)          July 31,            July 31,
                             2000      1999      2000       1999
Sales
   Manufactured housing     $5,385    $8,042   $17,679    $22,993
   Recreational vehicles     8,174     8,369    21,754     22,246
   Total sales             $13,559   $16,411   $39,433    $45,239
                            ======    ======    ======     ======
Income/(loss) before income taxes
   Operating (loss) income
   Manufactured housing    $ (268)    $  644      $194     $1,875
   Recreational vehicles     (284)      (364)     (479)    (1,196)
Total operating (loss) income(552)       280      (285)       679
   Interest income             75         18       177        117
   Interest expense           (53)       (16)     (128)      (101)
   Gain on sale of
     Property (Note J)        621        -       2,076         -
Income before income taxes    $91      $ 282   $ 1,840      $ 695
                            =====      =====     =====       ====

Note I - On September 14, 1999, the Board of Directors authorized the Company to repurchase up to 100,000 common shares on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represent 9% of the outstanding common stock of the Company.
The Company plans to purchase the shares from time to time, depending on market conditions. During the quarter ended January 31, 2000, the Company repurchased 26,700 common shares. During the quarter ended
April 30, 2000, the Company repurchased 7,900 common shares. During the quarter ended July 31, 2000, the Company repurchased 49,000 common shares.

Note J - During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,685,000, resulting in a gain of $1,455,000. During June 2000, the Company sold land and buildings located in McPherson, Kansas for consideration of $1,285,000, resulting in a gain of $621,000. Therefore, the total gain resulting from these two sales is $2,076,000.

                       KIT MANUFACTURING COMPANY
                     NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


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

                       KIT MANUFACTURING COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

   FINANCIAL CONDITION - JULY 31, 2000 COMPARED TO OCTOBER 31, 1999

Under third quarter market conditions, the Company borrowed on its line of credit to maintain its inventory levels to provide for anticipated third quarter sales and to pay down certain current liabilities, including accounts payable. The Company's working capital increased $1,417,000 primarily due to the sale of the Chino, California, and McPherson, Kansas properties. The current ratio increased slightly to 2.4:1 at July 31, 2000 compared to 2.3:1 at October 31, 1999. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio described above, capital resources, working capital, and $1,408,000 unused line of credit, is considered to be adequate to provide for near term cash needs.

RESULTS OF OPERATIONS - QUARTER ENDED JULY 31, 2000 COMPARED TO QUARTER
                         ENDED JULY 31,  1999

Total sales for the quarter ended July 31, 2000 were $13,559,000, a 17% decrease from sales of $16,411,000 for the same quarter of the prior year.The decrease consisted of a 33% decrease in manufactured housing sales and a 2% decrease in recreational vehicle (RV) sales. The decrease in sales continues to be affected by industry-wide excess inventory levels, lenders' tightened credit standards, and rising interest rates.
In addition, although there was also a decline in RV sales, this division, with its successful product lines now available, will continue to focus on the expansion of its market share.

Cost of sales for the quarter ended July 31, 2000 was $12,585,000, a 13% decrease from cost of sales of $14,468,000 for the same quarter of the prior year, and a 5% increase as a percent of sales. The resulting decrease in gross profit margins compared to the third quarter of fiscal 1999 is chiefly attributed to increased sales of lower margin recreational vehicle products.

Selling, general and administrative expenses decreased 16% during the quarter to $1,391,000, compared to $1,650,000 for the same period of the prior year. The decrease was due primarily to the continued controls over marketing and overhead costs.

Interest income for the current quarter was $75,000 compared to $18,000 in the same quarter of the prior year. The increase was due primarily to an increase in average balances of invested funds (from the proceeds of the sales of the Chino, California, and McPherson, Kansas properties), compared to the same quarter of the prior year. Interest expense for the current

                       KIT MANUFACTURING COMPANY
      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

quarter was $53,000 compared to $16,000 in the same quarter of the prior year. This change was primarily the result of an increase in average short-term borrowings.

The net income for the three months ended July 31, 2000 was $53,000, or $0.05 per share, compared to net income of $112,000, or $0.10 per share, for the same quarter of the prior year. The sale of property in McPherson, Kansas contributed an after tax gain of $402,000 or $0.38 per share.

  RESULTS OF OPERATIONS - NINE MONTHS ENDED JULY 31, 2000 COMPARED TO
                    NINE MONTHS ENDED JULY 31, 1999

Total sales for the nine months ended July 31, 2000 were $39,433,000, a 13% decrease from sales of $45,239,000 for the same period of the prior year. The decrease consisted of a 23% decrease in manufactured housing sales and a 2% decrease in recreational vehicle (RV) sales. The decrease in sales continues to be affected by industry-wide excess inventory levels, lenders' tightened credit standards, and rising interest rates.

Cost of sales for the nine months ended July 31, 2000 were $35,887,000, an 11% decrease from cost of sales of $40,234,000 for the same nine months of the prior year, and a 2% increase as a percent of sales. The dollar decline was due primarily to the decline in sales volume, while the increase as a percent of sales was due to sales of lower margin RV's.

Selling, general and administrative expenses for the nine months ended July 31, 2000 decreased 17% to $3,567,000 compared to $4,284,000 for the same period of the prior year, and remained consistent at approximately 9% of sales. The dollar decrease was due primarily to the continued planned reductions in marketing and administrative costs.

Interest income for the nine months ended July 31, 2000 was $177,000 compared to $117,000 for the same nine months of the prior year. Interest expense for the nine months ended July 31, 2000 was $128,000 compared to $101,000 for the same period of the prior year. This was a result of an increase in the average net short-term investments during the current period along with an increase in average short-term borrowings.

Net income for the nine months ended July 31, 2000 was $1,095,000, or $1.02 per share, compared to net income of $384,000, or $0.35 per share, for the same nine months of the prior year. The sale of properties in Chino, California, and McPherson, Kansas contributed an after tax gain of $1,255,000 or $1.17 per share.

                                 PART II

                            OTHER INFORMATION


                               Item 6 (a).

                    See Index to Exhibits on page 12.


                               Item 6 (b).

     Form 8-K was not required to be filed during the quarter ended
                             July 31, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              KIT MANUFACTURING COMPANY
                              (Registrant)



DATE 9/11/00             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer
                         (Principal Executive Officer)



DATE 9/11/00             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting Officer)

                        KIT MANUFACTURING COMPANY
                            INDEX TO EXHIBITS


Item:

     (27) Financial Data Schedule