Form 10-K
period 2000-10-31
KIT MANUFACTURING CO
filed 2001-02-13
CIK 56151

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended October 31, 2000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of voting stock held by non-affiliates of Registrant was $1,745,784 as of January 26, 2001.

                                 1,027,334
(Number of shares of Common Stock outstanding as of January 26, 2001)

     Certain information called for by Parts I, II and IV is incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000 and the information called for by Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after October 31, 2000.
                 The Index to Exhibits appears on page 16.
                         18 pages in total.






1
PART I

Item 1. Business

     Introductory Note Regarding Forward Looking Statements

This Annual Report on Form 10-K contains statements which, to the extent they do not recite historical fact, may constitute "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words such as "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under the caption "Business" in
Item 1 of this Report on Form 10-K and in the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000. These forward looking statements are made only as of the date of this Report. The Registrant does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

      General

          KIT Manufacturing Company ("Registrant") was incorporated in California in 1947, as the successor to a business founded in 1945. A description of Registrant's business during the last fiscal year appears on page 2 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000, which is incorporated herein by reference.

                 Principal Products Produced and Industry Segments

          Registrant designs, manufactures and sells manufactured housing (mobile homes) which are relocatable, factory-built dwellings of single and multi-unit design. Constructed on wheel undercarriages, they are towed by truck to locations where they are set up and connected to utilities. Registrant also produces recreational vehicles designed as short-period accommodations for vacationers and travelers. These products are travel trailers designed to be towed behind pickup trucks and fifth wheel travel trailers designed to be towed behind and attached to special couplers in the beds of pickup trucks.

          Set forth below are the percentages of revenues
contributed by each class of similar products for the last three fiscal years:
                                             Products Class
           Fiscal Year               Manufactured       Recreational
        Ended October 31,              Housing            Vehicles

             1998                       43%                57%
             1999                       49%                51%
             2000                       45%                55%

                                    2


Item 1.   Continued


          Certain information regarding industry segments is set forth on page 10 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000, which is incorporated herein by reference.

          Method of Product Distribution

          Registrant sells its products to approximately 122 dealers in 23 states, and 12 dealers in Canada. Exclusive dealerships are not the pattern of the industry, and virtually all dealers also sell competing products. Registrant generally produces manufactured housing products only against orders received from dealers. Recreational vehicles are built for inventory particularly during the winter months in anticipation of increased demand during the spring months. (See "Seasonal Considerations" below.) A significant portion of the cost of Registrant's products is attributable to charges incurred in their distribution. Specifically, distribution charges are the function of several factors including the distance to the various markets and competitive conditions within these markets. (See Item 2, "Properties," for the locations of Registrant's principal plants.)


          Registrant is not dependent upon a single customer or a few customers and no dealer or group of dealers accounts for a substantial amount of Registrant's total sales.

          Competitive Conditions

          The recreational vehicle and manufactured housing industries are highly competitive. Registrant believes that the principal methods of competition in these industries are based upon quality, price, styling, warranty and service of products being offered. Registrant also believes that it competes favorably with respect to these factors in the manufactured housing group and the recreational vehicle product line to ensure it remains competitive in the marketplace. There are many firms manufacturing and marketing products similar to those of Registrant within the geographical area in which Registrant's products are marketed. Several of the manufacturers within these industries are larger than Registrant in terms of total revenue and resources.

          Backlog

          Registrant does not consider the existence and level of backlog at any given date to be a significant factor affecting its business, except in establishing its production schedules. This is primarily due to the fact that orders may be cancelled up until the time the dealer takes delivery, although such cancellations have not been significant to date. The dollar amount of backlog, subject to


                                        3
Item 1.   Continued


the above described cancellation provision, was $1,227,911 and $2,374,613 at October 31, 2000 and 1999, respectively. All of the backlog existing at October 31, 2000 is expected to be filled within the current fiscal year.

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

Number of Employees

          On October 31, 2000, Registrant had 450 employees at its manufacturing plants and executive offices.

Seasonal Considerations

          Registrant's sales and production volume traditionally increase during the second and third quarters of the fiscal year.
During fiscal 2000, fifty-nine percent of sales were achieved during the second and third fiscal quarters.

Government Regulation

          The manufacture and distribution of Registrant's manufactured housing and recreational vehicle products are subject to governmental regulation in the United States and Canada at the federal, state, provincial and local levels. Compliance with those governmental regulations, including provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, is not currently expected to have a material adverse effect on Registrant.

Item 1.   Continued


Business Risks

             Demand for Registrant's products is dependent upon the availability and cost of gasoline, weather conditions, available consumer credit and economic conditions. Tightened consumer credit and the tenuous economy have unfavorably affected dealers and retail purchasers of Registrant's manufactured housing products in fiscal 2000. Although KIT's 2001 recreational vehicles models have been well received by the dealers, higher interest rates and gasoline prices have recently depressed the retail market.


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

Item 2.   Properties


          Registrant leases general executive and administrative offices in Long Beach, California. The lease expires on May 14, 2001. Registrant owns an 11,160 square foot building, situated on
1.2 acres, housing operational offices in Caldwell, Idaho. The following table sets forth certain information about the property and facilities utilized by Registrant for manufacturing and plant administrative purposes, (all property is owned by Registrant unless otherwise noted):

                                        Approximate   Approximate
Facility and Location                      Acres      Square Feet

Recreational vehicle plants:
     Caldwell, Idaho (R2)                     15.7          55,200
     Caldwell, Idaho (R1)                     15.8          53,000
     Caldwell, Idaho (RSA)                    10.9          67,800   (1)
     Caldwell, Idaho (Chassis)                  .5           9,000

Manufactured housing plants:

        Caldwell, Idaho                        9.5          99,100   (2)
        Caldwell, Idaho                        2.1          13,200   (1)

Retail sales partnership location:
        Fruitland, Idaho                       1.5           1,780


(1)81,000 square foot Production Facility is being utilized for both a recreational vehicles plant and a manufactured housing plant.

(2)In 1997, 6,600 square foot storage area was added and a 28,500 square foot building addition was also added to the existing
   64,000 square foot Production Facility.

Item 3.   Legal Proceedings

In the ordinary course of business, Registrant is subject to occasional lawsuits, investigations and claims. Although Registrant cannot predict the ultimate resolution of lawsuits, investigations and claims asserted against it, Registrant does not believe that any currently pending legal proceeding to which it is a party will have a material adverse effect on its business, results of operations or financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Information in response to this item is incorporated by
    	    reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000, at pages 2 and 15.

          DIVIDEND POLICY

KIT has a recent history of not paying cash dividends on its common
stock.   KIT currently anticipates retaining future earnings, if any, for general working capital purposes. Payment of dividends in the future, if at all, will depend upon KIT's earnings and financial condition and various other factors our directors may deem appropriate at the time.


          Item 6.   Selected Financial Data

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000, at page 14.

          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000, at pages 4 and 5.

          Item 7A Quantitative and Qualitative Disclosures About Market Risk

Registrant does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. Registrant's only assets or liabilities that are subject to risks from interest rate changes is the Registrant's bank credit line. Registrant's bank credit line incurs interest at the lesser of the bank's prime rate or market rate. Registrant does not believe that it is subject to material risks from reasonably possible near-term changes in market interest rates.

          Item 8.   Financial Statements and Supplementary Data

          Information in response to this item is incorporated by reference from the Financial Statements and the Notes to Financial Statements in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000, at pages 6 through 11 and pages 13 through 15.

8

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

PART IV


          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1)   Financial Statements

                                                              Annual Report
                                                                 Page(s)

                    Balance Sheets at October 31, 2000 and
                      1999                                           6

                    Statements of Income for each of the three
                      years in the period ended October 31, 2000     7

                    Statements of Shareholders' Equity for each
                      of the three years in the period ended
                      October 31, 2000                               7

                    Statements of Cash Flows for each of
                      the three years in the period ended
                      October 31, 2000                               8

                    Notes To Financial Statements                    9-11

                    Report of Independent Accountants                12





          The financial statements and the Report of Independent Accountants listed in the above index, which are included in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000, are hereby incorporated by reference. With the exception of the items referred to above and in Items 1, 5, 6, 7 and 8, Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2000 is not to be deemed filed as part of this report.

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

                      Schedules:

                      For each of the three years in the
                        period ended October 31, 2000

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

          (a) (3)   Exhibits

          (3) Articles of Incorporation and By-Laws adopted by Registrant.

          (10)  Material Contracts.

	                   1.   Incentive Bonus Plan.
  2.   Indemnification Agreement
	                   3.   Schedule of Indemnification Agreements

          (13) Annual report to security holders.


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended October 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULES



To the Shareholders and Board of Directors of KIT Manufacturing Company


          Our audits of the financial statements referred to in our report dated December 11, 2000, appearing in the 2000 Annual Report to Shareholders of KIT Manufacturing Company (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 11, 2000


KIT MANUFACTURING COMPANY
SCHEDULE VIII
VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended October 31, 2000, 1999 And 1998
                Col. A               Col. B      Col. C       Col. D
Col.
E       Col. F
                                                       Additions
                                                    (1)         (2)
                                                 Charged To  Charged To
                                    Balance At     Costs       Other
Balance At
                                   Beginning Of     And       Accounts
Deductions      End Of
           Description                Period      Expenses    Describe
Describe      Period
Allowance for doubtful accounts:
  Year ended October 31, 1998          $42,000      -
$5,000(A)       $37,000

  Year ended October 31, 1999          $37,000      -
$2,000(A)       $35,000

  Year ended October 31, 2000          $35,000
$6,000(A)       $29,000

(A)Write-off of uncollectible accounts.














KIT MANUFACTURING COMPANY
SCHEDULE IX
SHORT-TERM BORROWINGS
For The Years Ended October 31, 2000, 1999 and 1998
Col.A          Col.B         Col.C           Col.D              Col.E
Col.F

                           Balance At                     Maximum Amount
Weighted Average       Weighted Average
Category Of Aggregate           End Of   Weighted Average     Outstanding
Outstanding           Interest
Rate
Borrowings                      Period    Interest Rate   During The
Period(B)
During The Period(C)  During The
Period(C)
Year ended October 31, 1998:
Unsecured revolving
credit agreement (A)           -0-         *            $2,917,000
$1,395,000                8.5%

Year ended October 31, 1999:

Unsecured revolving
credit agreement (A)           -0-         *            $2,901,000
$1,148,000			  7.8%

Year ended October 31, 2000:

Unsecured revolving
credit agreement (A)           -0-         *            $3,117,000
$2,009,000                9.2%

(A)The Registrant is party to an unsecured revolving credit agreement with a bank that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the bank's prime rate and certain minimum requirements as to the Registrant's working capital and debt to equity relationships. The maximum borrowing permitted is the lesser of $4,500,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000.

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

                              KIT Manufacturing Company

                              			By:/s/Dan Pocapalia
                                    			Dan Pocapalia
                                				Chairman of the Board,
                            					and Chief Executive
Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/Dan Pocapalia        Feb. 13, 2001   /s/John W.H. Hinrichs Feb. 13, 2001
   Dan Pocapalia                          John W.H. Hinrichs
Chairman of the Board,                    Director
Chief Executive Officer
and President (Principal
Executive Officer)



/s/John F. Zaccaro       Feb. 13, 2001    /s/Frank S. Chan   Feb. 13, 2001
John F. Zaccaro                           Frank S. Chan
Director                                  Director



/s/Bruce K. Skinner      Feb. 13, 2001   /s/Fred W. Chel     Feb. 13, 2001
Bruce K. Skinner                         Fred W. Chel
Vice President and Treasurer             Director
(Principal Financial and
Accounting Officer)





















15


INDEX TO EXHIBITS

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K



                                                                 Sequential
                                                                Page Number

         (3)   Articles of Incorporation and By-Laws adopted
               by Registrant                                      17

         (10)  Material Contracts

                    1.   Incentive Bonus Plan                     18
                    2.   Indemnification Agreement                18
                    3.   Schedule of Indemnification Agreements   22

          (13)  Annual Report to Shareholders




































16




       (3)   Articles of Incorporation and By-Laws

                The amended and restated Articles of
       Incorporation and By-Laws of the Registrant are hereby incorporated by reference from the exhibits to Form 10-K
       (File No. 2-31520) as filed for the fiscal year ended
       October 31, 1987.



















































17



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




           (A)      2.    Indemnification Agreement


	THIS INDEMNIFICATION AGREEMENT is made as of the 1st day of June, 1999, by and between KIT MANUFACTURING COMPANY, a California corporation (the "Company"), and HAROLD D. BREACH ("Indemnitee").

R E C I T A L S

	A. Indemnitee is currently serving as President and General Manager of the
Company and in such capacity has rendered and is expected to render valuable services to the Company.

B.	The Company has investigated the availability and sufficiency of liability insurance and California statutory indemnification provisions to provide its directors and officers with adequate protection against various legal risks and potential liabilities to which such individuals are subject due to their position with the Company and has concluded that such insurance may provide inadequate and unacceptable protection to certain individuals requested to serve as its directors and officers.

C.	In order to induce and encourage highly experienced and capable persons such as Indemnitee to continue to serve as a director of the Company, the Board of Directors has determined, after due consideration and investigation of the terms and provisions of this Agreement and the various other options available to the Company and Indemnitee in lieu hereof, that this Agreement is not only reasonable and prudent, but necessary to promote and ensure the best interests of the Company and its shareholders.

	NOW, THEREFORE, in consideration of the continued services of Indemnitee and in order to induce Indemnitee to continue to serve as an officer, the Company and Indemnitee do hereby agree as follows:

	1.	Definitions.


18
(a)	 The term "Expenses" includes without limitation attorneys' fees and
any   expenses of establishing a right to indemnification.

(b)	 The term "Proceeding" means any threatened, pending or completed action
or proceeding, whether civil, criminal, administrative or investigative.

5.	Agreement to Serve.

	Indemnitee agrees to serve or continue to serve as a director, officer or employee of the Company, as the case may be, at the will of the Company for so long as Indemnitee is duly elected or appointed or until such time as Indemnitee tenders his or her resignation in writing.

5.	Indemnification in Third Party Proceedings.

	Subject to Section 5 hereof, the Company shall indemnify Indemnitee in accordance with the provisions of this Section 3 if Indemnitee is a party to or is threatened to be made a party to any Proceeding (other than an action by or in the right of the Company to procure a judgement in its favor) by reason of the fact that Indemnitee was or is a director of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another enterprise, against Expenses, judgements, fine, settlements and other amounts actually and reasonably incurred in connection with such Proceeding, to the fullest extent permitted by California law.

5.	Indemnification in Proceedings By or in the Right of the Company.

	Subject to Section 5 hereof, the Company shall indemnify Indemnitee in accordance with the provisions of this Section 4 if Indemnitee was or is a party or is threatened to be made a party to any threatened, pending or completed action by or in the right of the Company to procure a judgement in its favor by reason of the fact that Indemnitee was or is a director of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another enterprise, against Expenses actually and reasonably incurred by Indemnitee in connection with the defense or settlement of such action to the fullest extent permitted by California law.

5.	Limitations on Indemnification.

	No payments pursuant to this Agreement shall be made by the Company:

(a)	To indemnify or advance Expenses to Indemnitee with respect to
Proceedings initiated or brought voluntarily by Indemnitee and not by way of defense, except with respect to Proceedings brought to establish or enforce a right to indemnification under this Agreement or any other statute or law or otherwise as required under California law, but such indemnification or advancement or Expenses may be provided by the Company in specific cases if the Board of Directors finds it to be appropriate;

(b)	To indemnify Indemnitee for any Expenses, judgements, fines, settlements
and other amounts for which payment is actually made to Indemnitee under a valid and collectible insurance policy, except in respect of any excess beyond the amount of payment under such insurance;

(c)	To indemnify Indemnitee for any Expenses, judgements, fines, settlements
or other amount sustained in any Proceeding for an accounting of profits made from the purchase or sale by Indemnitee of securities of the Company pursuant to the provisions of 16(b) of the Securities Exchange Act of 1934, the rules and regulations promulgated thereunder and amendments thereto or similar provisions of any federal, state or local statutory law;
19
(d)	To indemnify Indemnitee for any Expenses, judgements fines, settlements or other amounts resulting from Indemnitee's conduct which is finally adjudged to have been willful misconduct, knowingly fraudulent or deliberately dishonest; or


(e)	If a court of competent jurisdiction shall finally determine that any indemnification hereunder is unlawful.

	6.	Indemnification of Expenses of Successful Party.

	Notwithstanding any other provisions of this Agreement, to the extent that
Indemnitee has been successful on the merits in defense of any Proceeding, Indemnitee shall be indemnified against Expenses actually and reasonably incurred by Indemnitee in connection therewith.

	7.	Advances of Expenses.

	Expenses incurred by Indemnitee in defending any Proceeding shall be advanced by the Company prior to the final disposition of such Proceeding upon receipt by the Company of an undertaking by Indemnitee to repay such amount unless it is ultimately determined that Indemnitee is entitled to indemnification hereunder.

	8.	Right of Indemnitee to Indemnification Upon Application;
Procedure
Upon
Application.

	Upon receipt of notice from Indemnitee requesting indemnification or an advance of Expenses pursuant to Section 3, 4 or 7 hereof, the Company agrees that a meeting of the Board of Directors shall be held (or that action shall be taken by the Board of Directors by written consent) within forty-five (45) days of receipt by the Company of such notice. At such meeting, the Board of Directors shall determine whether or not Indemnitee has satisfied the requisite standard of care and is entitled to the indemnification or advance requested in the notice under California law. If the Board of Directors is unable to make such determination because there is not a quorum of directors who are not parties to the Proceeding, the Company agrees to take such action as is necessary to present the question of the propriety of the requested indemnification or advance to the shareholders for their determination.

	The right to indemnification or advances as provided by this Agreement shall be enforceable by Indemnitee in any court of competent jurisdiction. Neither the failure of the Company (including its Board of Directors or shareholders) to have made such a determination prior to the commencement of such action that indemnification or advances are proper in the circumstances because Indemnitee has met the applicable standard of conduct, nor an actual determination by the Company (including its Board of Directors or shareholders) that Indemnitee has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that Indemnitee has not met the applicable standard of conduct.

	9.	Maintenance of Liability Insurance.

(a)	The Company hereby covenants and agrees that, as long as the Indemnitee shall continue to serve as an officer of the Company and thereafter so long as the Indemnitee shall be subject to any possible Proceeding, the Company, subject to subsection (c), shall promptly, obtain and maintain in full force and effect directors and officers liability insurance ( D&O Insurance ) in reasonable amounts from established and reputable insurers.

20

(b) In all D&O Insurance policies, the Indemnitee shall be named as an insured in such a manner as to provide the Indemnitee the same rights and benefits as are accorded to the most favorably insured of the Company's officers.

(c)	Notwithstanding the foregoing, the Company shall have no obligation to obtain or maintain D & O Insurance if the Company determines in good faith that such insurance is not reasonably available, the premium costs for such insurance are disproportionate to the amount of coverage provided, the coverage provided by such insurance is so limited by exclusions that it provides an insufficient benefit, or the Indemnitee is covered by similar insurance maintained by a subsidiary of the Company.

	10.	Indemnification Hereunder Not Exclusive.

	The indemnification provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may legally be entitled under the Articles of Incorporation, the Bylaws, any agreement, any vote of shareholders or disinterested directors, the General Corporation Law of the State of California, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. The indemnification under this Agreement shall continue as to Indemnitee even though he may have ceased to be a director, officer, employee or agent of the Company and shall inure to the benefit of the heirs and personal representatives of Indemnitee.

	11.	Partial Indemnification.

	If Indemnitee is entitled under any provisions of this Agreement to indemnification by the Company for some or a portion of any Expenses, judgements, fines, settlements and other amounts incurred in connection with defending or settling a Proceeding but not entitled, however, for the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion of such Expenses, judgements, fines, settlements and other amounts to which Indemnitee is entitled.

	12.	Savings Clause.

	If this Agreement or any portion thereof is invalidated on any ground by any court of competent jurisdiction, then the Company shall nevertheless indemnify Indemnitee as to any Expenses, judgements, fines, settlements and other amount incurred in connection with defending or settling a Proceeding to the full extent permitted by any applicable portion of this Agreement that shall not have been invalidated or by any other applicable law.

	13.	Notices.

	Indemnitee shall, as a condition precedent to his or her right to be indemnified under this Agreement, give to the Company notice in writing as soon as practicable of any claim made against Indemnitee for which indemnifications will or could be sought under this Agreement. Notice to the Company shall be directed to KIT Manufacturing Company, 530 East Wardlow Road, P.O. Box 848, Long Beach, California 90801, Attention: Chairman and Chief Executive Officer (or such other address as the Company shall designate in writing to Indemnitee).

	IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.


21

							KIT MANUFACTURING COMPANY


							By
							Dan Pocapalia, Chairman
								  and Chief  Executive
Officer






							INDEMNITEE


							By
							Harold D. Breach



            (A)      3.    Schedule of Indemnification Agreements

	The following is a list of parties to indemnification agreements that are substantially identical to the indemnification agreement filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31,2000:

             NAME                         DATE EXECUTED

           Dan Pocapalia                  March 10, 1987

           Fred Chel                      March 10, 1987

           Frank S. Chan, Jr.             March 9, 1993

           John W. H. Hinrichs            March 29, 1994

           John F.Zaccaro                 March 29, 1994

           Bruce K. Skinner               September 15, 1998

           Matthew S. Pulizzi             March 10, 1987

           Marlyce A. Faldetta            March 10, 1987















22


KIT Manufacturing Company
2000 Annual Report
























































                                        23


KIT Manufacturing Company
Financial Highlights

       (Dollars in thousands except per share amounts)


Operating Results for the
 Year Ended October 31    2000      1999      1998         1997       1996
Sales                    $47,919    $63,251   $61,030       $76,465   $97,158
Net income (loss)        $ (269)(1)   $373     $(357)      $(2,312)
$1,431(2)
Net income (loss) per share:
          Basic         ($0.25)(1)  $0.34    ($0.32)      ($2.08)
$1.29(2)
          Diluted       ($0.25)(1)  $0.34    ($0.32)      ($2.08)
$1.27(2)

Weighted-average shares outstanding:
          Basic         1,064,212 1,110,934 1,110,934  1,110,934    1,110,934
          Diluted		1,064,212 1,110,934 1,110,934  1,110,934    1,130,433

       Working capital      $7,532    $7,476    $6,861    $7,215       $9,984

       (1) Includes gain on sale of business property in Chino, California of $853,000, net of related income taxes, or $0.81 per share and gain on sale of business property in
McPherson, Kansas of $402,000, net of related income taxes, or $0.38 per share.

       (2) Includes gain on business interruption claim of $373,000, net of related income taxes, or $0.34 per share.










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

To Our Shareholders:

Declining operating results for fiscal 2000 were the result of a 24% decrease in sales compared to fiscal 1999. The sales decrease was the result of several national economic factors affecting both recreational vehicle and manufactured home sales. Softening retail demand due to the rise in interest rates coupled with increased fuel costs in the Spring of 2000 directly affected the normal retail selling season for our recreational vehicle dealers. Manufactured home sales decreased due to difficult market conditions caused by an oversupply of finished product at the retail level and restrictive retail financing environment as lenders reacted to interest rate increases and an increase in dealer insolvencies.

Despite the uncertainty of the economic horizon, the National RV show in Louisville, Kentucky held in early December 2000 provided management with a realistic view of what lies ahead for fiscal 2001. The dealer body agreed that the improvements and enhancements made to the RV lines as well as the expansion of the model mix and product pricing, have made the RV products more exciting and present an attractive business opportunity to potential and existing dealers. Management is confident that our continuing commitment to trouble-free quality standards and high-value RV's will continue to reward the Company through market expansion in meeting the demands of this highly competitive business.

During the fiscal year, the recreational vehicle division redesigned several product lines and introduced new models. The redesigned travel trailers and fifth wheels have been well received by the dealer body and the rail consumer. As well as the changes made to the RV product, significant operational cost cutting measures and personnel realignments have been implemented. Both of these forward looking actions should position the RV segment of our business to be extremely competitive and more responsive to the needs of the marketplace as the current economic conditions improve.

The manufactured homes division sales dollars decreased 30%, from $31.1 million in fiscal 1999 to $21.7 million in fiscal 2000. The number of manufactured homes sold decreased 31% from 858 homes in fiscal 1999 to 595 homes in fiscal 2000. Industry wide, sales to dealers were down nearly 32% from 1999. The overall industry sales decline was the result of an oversupply of homes on the market, as well as the fact that national retail sales were down 23%.

The manufactured homes division continued its participation in the retail sales partnership located in Nampa and Fruitland, Idaho during fiscal 2000. These KIT Courtyard ventures have had a positive impact on the operations of KIT from the standpoint of increased factory production from increased home sales. The joint venture now markets their multi-sectional homes under "land package" deals. This technique bundles the manufactured home with developed land in a subdivision setting and allows the rail customer the option of purchasing basically a "site" home. This makes the home and the land under it eligible for a conventional real estate mortgage loan in most states.

The Company's financial position remains strong. KIT had no long-term debt and its line of credit remained unused at fiscal year-end. Working capital was $7.5 million and management believes that it is sufficient to provide the Company with funds necessary for operational maintenance and anticipated growth.

We anticipate that the first six months of fiscal 2001 will be a difficult


25




time for the manufactured home industry, as the unfavorable market conditions remain. Management anticipates, however, that KIT should perform better than the industry to some degree because of the favorable results of the KIT Courtyard "land package" marketing concept described above.

With respect to the recreational vehicle division and the RV industry, it appears that the economy will continue to present this business sector with a challenging business environment. Fuel prices and interest rates continue to remain high while consumer confidence remains tentative. First quarter operations will see our normal seasonal slowdown in RV sales, however, management believes that the business strategies that KIT has implemented as noted above should help give rise to a much improved operational profit figure as fiscal 2001 progresses.






  Sincerely,

  /s/Dan Pocapalia

  Dan Pocapalia
  Chairman of the Board and Chief Executive Officer

Recreational Vehicles

Having consistently produced and delivered high quality, high value products to our customers for 55 years, KIT remains one of the m4 or manufacturers of towable travel trailers and fifth-wheels in the United States. KIT products are well known for their reliability and their retained value at "trade-in" time. KIT RV's are in high demand for the second-time, entry-level buyer as well as the more knowledgeable buyer.

Over the past few years, the baby-boomer generation and younger families have begun discovering the affordability and comfort of recreational vehicle travel. The Company's philosophy of uncompromising quality control standards along with a value-driven price tag has carried KIT to new heights in retail customer loyalty from the oldest to the newest members of the RV life-style.

KIT's RV products incorporate high quality, reliable name-brand appliances, along with stylish interior components and accessories. With the onset of model year 2000, the Company introduced several new models in addition to new innovations in our existing model lineup and improved our competitive position by design in response to our customers' demands.

KIT produces a wide range of recreational vehicle products in its manufacturing facilities in Caldwell, Idaho under the brand names of Road Ranger, Companion, Millennium, Patio Hauler and our entry level models, the RoadRanger LE and Companion LE. KIT RV's measure from 19 to 39 feet in length, are more than eight feet wide and provide sleeping accommodations for 2 to 10 persons.

The entry level Road Ranger and Companion LE brands have been extremely well received by the dealer body. KIT expects the retail buyers' enthusiastic reaction will be to choose these products for the many quality features provided at a low price point.

The Road Ranger and Companion lines, with fifteen different floor plan models, are positioned for the mid-priced market. These models are configured with a wide range of features and now include an LXG Plus lineup of trailers, which consists of four 32' and above floor plans.

In a positive move to position its products through all price points of the RV market, KIT recently began offering the all-new Millennium as our high-end product offering. This line, which consists of three different models, provides the largest living and storage areas and feature befits available in their price range. This new RV appeals to the discerning buyer and full-time RVers with a vast selection of features as standard equipment.

Designed for adventure, the Company's unique PatioHauler features a cargo area for hauling off-road vehicles and other sporting equipment. The cargo area then converts to an enclosed patio when the "toys" are removed. The four available floor plans all feature the patio concept as well as provide the buyer with a fully appointed living area separate from the patio.

In addition to its current model lineup, KIT will begin offering several new options to the trailer and fifth-wheel market, including two cargo-style travel trailers, and three different `Lite' models. These new units will be available sometime during the spring selling season of 2001.

27
Retail prices for the more than 50 KIT floor plans range from $8,500 to $58,000. This range covers approximately 80 percent of the travel trailer and fifth-wheel market.

More than 100 independent dealers now distribute KIT recreational vehicles to the retail consumer throughout the western United States and Western Canada. The Millennium and PatioHauler models are retailed throughout 23 states in the continental United States. KIT provides its dealer network system with national media advertising, sales literature, training and special support programs, along with its national reputation for product quality and service.

Manufactured Housing

The manufactured homes division is currently experiencing unfavorable economic factors also affecting the entire manufactured homes industry. Value pricing and marketing innovation, coupled with a continuing emphasis on reducing operating costs, have positioned this division for a profitable turn-around.

Manufactured homes builds both single and multi-sectioned dwellings designed to be transported to a prepared home site. Multi-sectioned homes offer the appearance and living space of traditional site-built homes and have become the dominant portion of our sales. KIT homes are built in a controlled environment, which minimizes the variables inherent in outdoor construction. By standardizing construction methods, we can build homes with greater efficiency, and consequently at lower cost, than site-built homes with the same features.

The manufactured homes division continues to aggressively develop new products that incorporate innovative floor plans, modem colors and functional design. KIT manufactured homes are distributed from production facilities in Caldwell,
Idaho through a network of approximately 34 dealers located in eight
Western states.

KIT homes are marketed in four product lines. Our Cypress homes offer the budget conscious entry-level buyer an ideal way to purchase their first home. The Sunrise residential series has recently bean introduced primarily for placement in sub-divisions and offers all of the amenities of a site-built home at a better value point. This series shows great promise and is expected to be a major share of KIT's business in the future. Our SierraXL homes are generally larger and provide a wide array of styles and custom features. The Golden State line, our most elegant series of homes, provides outstanding value for individuals who place a premium on comfort and luxury. Living space in the 42 available floor plans range from about 800 to more than 2,500 square feet. Retail prices, exclusive of land costs, range from approximately $25,000 to $120,000.

As the nation continues to search for solutions to the problem of affordable, single-family housing, KIT stands ready to provide attractive, energy-efficient homes at competitive prices.

 KIT Manufacturing Company

 Management's Discussion And Analysis of Results of Operations and Financial Condition

 Results of Operations

 Fiscal 2000 Compared to Fiscal 1999

Sales declined 24% to $47.9 million compared to fiscal 1999 when sales were $63.3 million. The net loss for the period was $269,000, or $0.25 per share, in comparison to net income in fiscal 1999 of $373,000, or $0.34 per share. Sales decreases in the RV division have been significantly impacted from rising interest rates and higher fuel costs. Sales of manufactured homes have been impacted unfavorably by lender's tightened credit standards as well as industry-wide excess finished goods inventory levels.

Recreational vehicle division sales decreased 18% to $26.2 million from sales of $32.2 million in fiscal 1999. The overall decrease in RV shipments was 21%, down from 2,293 units in fiscal 1999 to 1,816 units in fiscal 2000. This decline consisted of a decrease in fifth-wheel model shipments from 788 units in fiscal 1999 to 558 units in fiscal 2000 and a decrease in travel trailer shipments from 1,505 units in fiscal 1999 to 1,258 shipped in fiscal 2000. The model mix tended toward higher priced units in fiscal 2000. Because of the results of operations during fiscal 2000, the Company made key management changes and realigned the RV operations to be more competitive in fiscal 2001.

Manufactured homes sales decreased 30% to $21.7 million in fiscal 2000 from sales of $31.1 million in fiscal 1999. This decrease reflected a 37% decline in shipments of single-section homes from 84 units in fiscal 1999 to 53 units in fiscal 2000 and a 30% decrease in shipments of multi-section homes from 774 units in fiscal 1999 to 542 units in fiscal 2000. Total unit shipments decreased 31% from 858 homes in fiscal 1999 to 595 homes in fiscal 2000. The manufactured homes division implemented modest price increases in fiscal
2000 and fiscal 1999 to counter increases in raw material costs.

Gross profit as a percent of sales decreased to 7% in fiscal 2000 in comparison to 10% in fiscal 1999. The gross profit dollars decreased 47%, or $3,060,000, from $6,507,000 in fiscal 1999 to $3,447,000 in fiscal 2000. The primary reason for the decrease was a decrease in operating efficiencies in both divisions due to lower production volumes.

Selling, general and administrative expenses increased to 11% of sales in comparison to 9% of sales in fiscal 1999. The selling, general and administrative dollars decreased 6%, or $373,000, from $5,837,000 in fiscal 1999 to $5,464,000 in fiscal 2000 due to continued planned reductions in marketing and administrative costs.

Equity in the loss of the retail sales partnership increased 317% from $156,000 in fiscal 1999 to $651,000 in fiscal 2000. The increase in losses was the result of the unfavorable environment for the retail sales of the manufactured housing that existed during much of fiscal 2000.

During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,652,000, resulting in a gain of $1,455,000. During June 2000, the Company sold land and buildings located in McPherson, Kansas for consideration of $1,187,000, resulting in a gain of $621,000. The

29
total gain resulting from these two sales is $2,076,000.

Net interest income of $61,000 in fiscal 2000, as compared to net interest income of $58,000 in fiscal 1999, was the result of higher average cash investments, partially offset by higher average borrowings in fiscal 2000 as compared to fiscal 1999.


Fiscal 1999 compared to Fiscal 1998

Sales rose 4% to $63.3 million compared to $61.0 million in fiscal 1998. Net income was $373,000, or $0.34 per share, in comparison to a net loss in fiscal 1998 of $357,000, or $0.32 per share. Net income was primarily derived from improved operations in the manufactured homes division. Operational profits in this division were primarily the result of the sales increase from increased trailer sales.

Recreational vehicle division sales decreased 7% to $32.2 million from $34.6 million in fiscal 1998. The overall decrease in RV shipments was 9%, down from 2,511 units in fiscal 1998 to 2,293 units in fiscal 1999. This decline consisted of a decrease in fifth-wheel model shipments from 1,056 units in fiscal 1998 to 788 units in fiscal 1999 and travel trailer shipments of 1,505 units up from 1,455 shipped in fiscal 1998. The model mix tended toward lower priced units in fiscal 1999.

Manufactured homes sales increased 18% to $31.1 million in fiscal 1999 from sales of $26.4 million in fiscal 1998. This increase reflected an 18% decline in shipments of single-section homes from 103 units in fiscal 1998 to 84 units in fiscal 1999 and a 14% increase in shipments of multi-section homes from 677 units in fiscal 1998 to 774 units in fiscal 1999. Total unit shipments increased 10% from 780 homes in fiscal 1998 to 858 homes in fiscal 1999.

Gross profit as a percent of sales increased to 10% in fiscal 1999 in comparison to 8% in fiscal 1998. The gross profit dollars increased 27%, or $1,397,000, from $5,110,000 in fiscal 1998 to $6,507,000 in fiscal 1999. The primary reasons for the percentage increase to sales were an increase in operating efficiencies in both divisions and increased sales volume in the Manufactured Housing Division.

Selling, general and administrative expenses remained at 9% of sales in comparison to fiscal 1998. The Company increased its selling costs as a percentage of sales in RV's in order to maintain market share as competition increased, which were offset by decreases in administrative costs.

Equity in the loss of the retail sales partnership increased 189% from $54,000 in fiscal 1998 to $156,000 in fiscal 1999. This increase is due to the establishment of a second retail sales location in Fruitland, Idaho.

Net interest income of $58,000 in fiscal 1999, as compared to net interest income of $55,000 in fiscal 1998, was the result of higher average cash investments and lower average borrowings in fiscal 1999 compared to fiscal 1998.


Liquidity and Capital Resources

The current ratio at fiscal year-end 2000 rose to 2.9 in comparison to 2.3 at the end of fiscal 1999. The current ratio is the result of dividing current

30
assets by current liabilities. It is a financial measure that indicates the ability of the Company to pay its current obligations with its current assets. The improvement in the current ratio comes about as a result of the receipt of proceeds from the sale of idle plant facilities in Chino, California and McPherson, Kansas. The sales of these plant facilities increased available cash, which was partially utilized to pay down current accounts payable.

In addition to funding capital requirements with available cash, the Company, through financing activities, funds seasonal working capital requirements with respect to the build-up of inventories from periodic borrowings on its revolving line of credit. In addition, funding for the retail sales partnership's operations is expected to come primarily from cash provided by operating activities. See Note 5 of the Notes to Financial Statements for discussion of the line of credit. There were no borrowings against the line of credit at fiscal year-end 2000 or 1999.

The Company believes that available cash, supplemented as needed with funds available on its line of credit, will provide it with sufficient resources to meet present and reasonably foreseeable working capital requirements and other cash needs over the next twelve months.



Common Stock Buyback Program

In September 1999, the Company approved the repurchase of up to 100,000 shares of the Company's common stock on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represent 9% of the outstanding stock of the Company. The Company's management believes the shares, from time to time, are undervalued by the market and open market purchases should have the effect of enhancing the potential for earnings growth on a per share basis and thus, enhancing the Company's value to shareholders.

During fiscal 2000, under the common stock buyback program, the Company purchased 83,600 shares of common stock at an average price of $5.98 per share, exclusive of fees and commissions.




















31



  KIT Manufacturing Company
  Balance Sheets

       October 31,                                              2000
1999
       ASSETS
       Current Assets
           Cash and cash investments                           $4,489,000
$4,731,000
           Accounts receivable, net of allowance for doubtful
           accounts of $29,000 in 2000 and $35,000 in 1999      2,446,000
4,768,000
           Accounts receivable from retail sales partnership      341,000
179,000
           Inventories                                          2,798,000
2,454,000
           Prepaids and other assets                              324,000
269,000
           Deferred income taxes                                1,025,000
721,000
          Total Current Assets                                 11,423,000
13,122,000

       Property, Plant and Equipment, at cost
           Land                                                   576,000
745,000
           Buildings and improvements                           6,759,000
8,281,000
           Machinery and equipment                              3,939,000
3,939,000
           Construction in progress                                20,000
72,000

                                                               11,294,000
13,037,000
              Less: accumulated depreciation                   (5,657,000)
(6,488,000)

                                                                5,637,000
6,549,000
       Other assets                                               286,000
90,000

                                                              $17,346,000
$19,761,000

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Accounts payable                                    $  818,000
$2,538,000
           Accrued payroll and payroll related liabilities        903,000
1,191,000
           Accrued marketing programs                             471,000
402,000
           Accrued expenses                                     1,699,000
1,515,000
          Total Current Liabilities                             3,891,000
5,646,000

       Deferred income taxes                                    1,487,000
1,474,000
       Losses in excess of investments in and advances to
             retail sales partnership                              96,000
-
                                                                5,474,000
7,120,000
       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,027,334 shares in
             2000 and 1,110,934 shares in 1999                    694,000
750,000
           Additional paid-in capital                             775,000
842,000
           Retained earnings                                   10,403,000
11,049,000
               Total Shareholders' Equity                      11,872,000
12,641,000

                                                              $17,346,000
$19,761,000

 The accompanying notes are an integral part of these financial statements.

                                                     32


       KIT Manufacturing Company
       Statements of Income

       For the Years Ended October 31,             2000           1999
1998
       Sales                                     $46,391,000    $61,101,000
$60,992,000
       Sales to retail sales partnership           1,528,000      2,150,000
38,000
                                                  47,919,000     63,251,000
61,030,000
       Costs and expenses
           Cost of sales                          43,373,000     55,179,000
55,893,000
           Cost of sales to retail sales
               partnership                         1,099,000      1,565,000
27,000
           Selling, general and admin. expenses    5,464,000      5,837,000
5,583,000
           Equity in loss of retail sales
               partnership                           651,000        156,000
54,000
                                                  50,587,000     62,737,000
61,557,000

       Operating (loss) income                    (2,668,000)       514,000
(527,000)

       Other income (expense)
         Gain on sale of property, plant
           and equipment                           2,076,000           -
-
         Interest income                             246,000        165,000
166,000
         Interest expense                           (185,000)      (107,000)
(111,000)

       (Loss) income before income taxes            (531,000)       572,000
(472,000)
       (Benefit) provision  for income taxes        (262,000)       199,000
(115,000)
       Net (loss) income                           $(269,000)     $ 373,000
$
(357,000)
       Net (loss) income per share:
         Basic                                        ($0.25)         $0.34
($0.32)
         Diluted                                      ($0.25)         $0.34
($0.32)
       Weighted-average shares outstanding:
         Basic                                     1,064,212      1,110,934
1,110,934
         Diluted                                   1,064,212      1,110,934
1,110,934

       Statements of Shareholders' Equity
                                   Common Stock        Additional    Retained
                                  Shares   Amount   Paid-In Capital  Earnings
Total
       Balance, October 31, 1997  1,110,934 $750,000  $842,000   $11,033,000
$12,625,000
           Net loss                                                 (357,000)
(357,000)
       Balance, October 31, 1998  1,110,934 $750,000   $842,000  $10,676,000
$12,268,000
           Net income                                                373,000
373,000
       Balance, October 31, 1999  1,110,934 $750,000   $842,000  $11,049,000
$12,641,000
       Purchase of common stock     (83,600) (56,000)   (67,000)    (377,000)
(500,000)
           Net loss                                                 (269,000)
(269,000)
       Balance, October 31, 2000  1,027,334 $694,000   $775,000  $10,403,000
$11,872,000

The accompanying notes are an integral part of these financial statements.

       KIT Manufacturing Company
       Statements of Cash Flows

       For the Years Ended October 31,           2000               1999
1998
       Cash Flows From Operating Activities:
        Cash received from customers          $ 47,664,000     $62,344,000
$61,523,000
        Interest received                          246,000         165,000
166,000
        Income taxes received                         --           107,000
1,263,000
        Cash paid to suppliers and employees   (49,367,000)    (60,505,000)
(62,614,000)
        Interest paid                             (185,000)       (107,000)
(111,000)
        Income taxes paid                          (78,000)          -
-
     Net cash (used in) provided by operating
         activities                             (1,720,000)      2,004,000
227,000

     Cash Flows From Investing Activities:
        Purchase of property, plant and
         equipment                          (316,000)       (455,000)
(578,000)
   Proceeds from disposals of property,
         plant and equipment               2,839,000          32,000
48,000
        Investment in and advances to
             retail sales partnership            (545,000)         (80,000)
(140,000)

Net cash provided by (used in) investing
   activities                              1,978,000        (503,000)
(670,000)
     Cash Flows From Financing Activities:
       Proceeds from line-of-credit borrowings 16,806,000      14,693,000
17,790,000
       Principal payments on line-of-credit
              borrowings                      (16,806,000)    (14,693,000)
(17,790,000)
       Purchase of treasury stock                (500,000)          --
--
     Net cash used in financing activities       (500,000)          --
--

     Net (decrease) increase in cash             (242,000)      1,501,000
(443,000)
     Cash and cash investments at beginning
             of year                            4,731,000       3,230,000
3,673,000
     Cash and cash investments at end of year  $4,489,000      $4,731,000
$3,230,000
Reconciliation of Net (Loss) Income  to Net Cash (Used in) Provided by
Operating
Activities:
     Net (loss) income                         $ (269,000)      $373,000
$(357,000)
     Adjustments to reconcile net (loss) income
        to net cash (used in) provided by operating activities:
     Depreciation and amortization                465,000        609,000
639,000
     Gain on sale of property, plant and
         equipment                             (2,076,000)          --
--
     Deferred income taxes                       (291,000)       168,000
(57,000)
     Equity in loss of retail sales partnership   651,000        156,000
54,000
     Changes in operating assets and liabilities:
     Accounts receivable                        2,160,000       (906,000)
492,000
     Inventories                                 (344,000)     2,367,000
(1,419,000)
     Prepaids and other assets                   (263,000)       103,000
92,000
     Accounts payable and accruals             (1,755,000)      (957,000)
(422,000)
     Accrued income taxes                           2,000         91,000
1,205,000
     Net cash (used in) provided by operating
        activities                             $(1,720,000)   $2,004,000
$227,000

The accompanying notes are an integral part of these financial statements.
                                           34
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


Risks and Uncertainties
	The Company sustained losses from operations in the current year of
$2,668,000
as a result of decreased sales and lower margins. Management believes the overall industry slowdown and unfavorable market conditions were the primary contributors to these results. While management cannot predict market conditions for fiscal 2001, management believes cash flows from operations, cash reserves on-hand and availability under its line of credit are sufficient to meet present and reasonably foreseeable working capital requirements over the next twelve months.


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

35



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

Basic and Diluted Loss or Income Per Share
Basic loss or income per share is computed based on the weighted-average number of shares outstanding during each year. Diluted loss or income per share is computed based on the sum of the weighted-average number of shares outstanding plus potential common shares arising out of stock options, unless the inclusion of such options would result in antidilution.
The Company's loss and income amounts used for per share calculations are the same for both the basic and diluted methods.
	There were no potential common shares included in the calculation of diluted per share amounts for the years ended October 31, 2000, 1999 and 1998 because the effect would have been antidilutive.


Insurance
	The Company is self-insured for workers' compensation for its plant locations, officers' and directors' liability, and product liability. The Company has recognized an estimated potential liability for known cliams and incurred but not reported claims.


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


Stock Options
	 The Company has adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"). Pro forma information is required by SFAS No. 123, and has been determined as if the Company accounted for stock options under the fair value method as prescribed in the statement. The Company computed the compensation expense of the option granted using the methodology described in SFAS No. 123 and determined the result to be immaterial.


Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

36





2. Investments
The Company's investment in and advances to the retail sales partnership, net of the Company's pro rata share of cumulative equity in losses, is reflected as a noncurrent liability totaling $96,000 at October 31, 2000 and a component of other assets equal to $10,000 at October 31, 1999. The retail sales partnership has reflected all advances from the Company as a component of current liabilities equal to $625,000 and $80,000 at October 31, 2000 and 1999 respectively. The condensed financial information of the partnership is as follows for the years ended October 31, 2000 and 1999, and for the period from inception, August 31, 1998, to October 31, 1998.

						              2000           	1999
1998

(unaudited)
Condensed Statement of Income Information:
      Sales						      $3,720,000      $3,912,000
$77,000
      Cost of sales    	                         3,317,000       3,173,000
38,000
      Selling, general and administrative
          expenses                                 823,000         813,000
110,000
      Interest expense                             201,000         149,000
6,000

	Net loss					      $ (621,000)      $(223,000)
$(77,000)

Condensed Balance Sheet Information:
      Current assets                            $2,602,000      $2,127,000
      Noncurrent assets                            389,000         446,000
	       						$2,991,000      $2,573,000



	Current liabilities			      $3,681,000      $2,623,000
     	Noncurrent liabilities                        31,000          50,000
	Members' deficit        		        (721,000)       (100,000)


							      $2,991,000      $2,573,000




3.	Inventories
    Inventories are summarized as follows:
     October 31,                                    2000            1999
       Raw material                                   $1,664,000
$1,792,000
       Work in process                                   597,000
654,000
       Finished goods                                    537,000
8,000
                                                      $2,798,000
$2,454,000

    The excess of current replacement cost over last-in, first-out cost was $649,000 at October 31, 2000 and $730,000 at October 31, 1999.


4. Shareholders' Equity

Stock Options
	In June 1994, the Company granted to five officers of the Company, options to purchase up to 96,944 shares of the Company's common stock, at 100% of the then fair value, or $10.38 per share. Also in June 1994, the Company granted to one such officer an additional option to purchase up to 35,056 shares of the Company's common stock, at 110% of the then fair value, or $11.41 per share. In June 1999, the Company granted to one officer of the Company, options to purchase up to 40,000 shares of the Company's common stock, at 100% of the then fair value, or $7.00 per share. Options granted vest in four equal annual installments beginning one year after the date of grant and remain outstanding (subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 7 years. Of the initial grants, options to purchase 55,000 shares have been retired due to the termination of one grantee and the death of a second grantee. The option to purchase the 35,056 additional shares of the Company's common stock was also retired in June 1999. On October 31, 2000, 1999 and 1998, total unexercised options were 81,944, 81,944 and 112,000, of which 51,944, 41,944 and 112,000 options, respectively, were exercisable.

Stock Repurchase
      On September 14, 1999, the Board of Directors authorized the Company to repurchase up to 100,000 common shares on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represent 9% of the outstanding common stock of the Company. Through October 31, 2000, the Company, under the repurchase plan, purchased 83,600 common shares.

5. Bank Credit Line
	The Company is party to a revolving credit agreement with a bank, which expires in April 2001, that provides financing of seasonal working capital requirements. There are no compensating balance requirements under the agreement. Major provisions of the agreement include interest at the lesser of the bank's prime rate or market rate, and certain minimum requirements as to the Company's working capital and debt-to-equity relationships. At October 31, 2000, there was no outstanding balance on the revolving credit line, and the maximum borrowing permitted was the lesser of $4,500,000 or the sum of 80% of eligible trade receivables and 50% of inventories, less any commercial and standby letters of credit outstanding up to a maximum of $1,000,000. Interest costs charged to expense for the fiscal years 2000, 1999 and 1998 were $185,000, $107,000 and $111,000, respectively.

6. Commitments and Contingencies
	The Company was contingently liable at October 31, 2000 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon customer default with a financing institution and then resold through normal distribution channels. Historically, the net gain or loss on such resales has not been significant. The total selling value of finished units subject to such agreements as of October 31, 2000 and 1999 was approximately $7,715,000 and $10,184,000, respectively.
      In addition, the Company is contingently liable to financial institutions for standby letters of credit totaling $153,000 and $305,000 as of October 31,
2000 and 1999, respectively. These letters of credit were established

38



to satisfy the self-insured workers' compensation regulations of the states in which the Company conducted manufacturing operations.

	The Company also guarantees the indebtedness of the retail sales partner-ship related to a $300,000 note payable to a bank. The note payable is due in full, plus accrued interest thereon, by March 15, 2001.

On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plaintiff $370,000 in damages, however, the verdict is currently under appeal with the Idaho State Supreme Court. The outcome of the appeal is not known at this time but the Company intends to defend it position vigorously.

The Company was named as a defendant in a class-action lawsuit filed by certain former employees on May 15, 2000. This case was subsequently settled in the amount of $70,000 and this amount has been reflected on both the balance sheet and as a component of profit and loss at October 31, 2000.

The Company, in its normal course of business is party to other pending lawsuits or may be subject to other threatened lawsuits. While the outcome of pending or threatened lawsuits cannot be predicted with certainty, and an unfavorable outcome could have a negative impact on the Company, at this time, in the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operation or liquidity.

Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or future earnings of the Company.

KIT Manufacturing Company
Notes to Financial Statements

7. Income Taxes
          The components of the provision (benefit) for income taxes are as follows:

       For the year ended October 31,                2000        1999
1998
       Current:
         Federal                                    $(1,000)   $26,000
$(58,000)

         State                                       30,000      5,000

                                                     29,000     31,000
(58,000)

       Deferred:
             Federal                               (242,000)     125,000
(46,000)

             State                                  (49,000)      43,000
(11,000)

                                                   (291,000)     168,000
(57,000)

                                                 $ (262,000)   $ 199,000
$(115,000)

         The sources of deferred taxes were as follows:
       October 31,                                   2000           1999
1998
       Inventory cost capitalization               $(162,000)     77,000
$(44,000)
       Sales to retail sales partnership             (22,000)    (63,000)
(37,000)
       Accrued warranty costs                        (24,000)    $68,000
197,000
       Workers' compensation reserves                 53,000      78,000
76,000
 Non-deductible reserve                       (148,000)
       State income and franchise taxes               64,000     (11,000)
(102,000)
       Net operating loss carryforwards                           19,000
(55,000)
       Other                                         (52,000)
(92,000)
                                                  $ (291,000)   $168,000
$(57,000)

       Reconciliation of the effective tax rates and the U.S. statutory tax rate
is
summarized as follows:
 October 31,                                           2000           1999
1998
       Statutory tax rate                             (34.0%)        34.0%
(34.0%)
       Tax exempt interest                            (16.6)         (7.2)
(8.3)
       State tax provision, net of federal tax effect  (2.4)           5.5
(1.5)
       Business meals and entertainment                 1.6           1.9
1.8
       Officer's life insurance                         1.0
       Adjustment of prior years income tax accruals
16.9
       Other                                               1.1           0.6
0.7                                                      (49.3%)        34.8%
(24.4%)


       The components of the deferred tax asset and liability are as follows
:
       October 31,                                  2000           1999
       Deferred tax asset:
          Allowance for doubtful accounts      $  15,000           $15,000
          Inventory cost capitalization          162,000              -
          Sales to retail sales partnership      122,000           100,000
          Accrued warranty costs                 218,000           194,000
          Workers' compensation reserves         140,000           193,000
          Non-deductible reserve                 148,000
          State income and franchise taxes                          43,000
          Net state operating loss carryforwards 165,000           165,000
          Other                                   55,000            11,000



                                              $1,025,000          $721,000

       Deferred tax liability:
          State income and franchise taxes     $  21,000          $   -
          Accelerated depreciation               371,000           379,000
          Involuntary conversion of plant
            facility   and equipment           1,095,000         1,095,000

                                              $1,487,000        $1,474,000

  The Company's state net operating loss carryforwards begin to expire in 2002.




 8. Segment Information

   The Company designs, manufactures and sells manufactured homes, which are relocatable, factory-built dwellings of single and multi-unit design. The Company also produces recreational vehicles designed as short-period accommodations for vacationers and truckers. As such, the Company's reportable segments are based on product lines. The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Financial Statements. The Company evaluates the performance of its operating segments based on operating income or losses. Each segment records expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest income, interest expense or gains or losses on the sales of plant facilities to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any year or year-end presented.



       October 31,                         2000           1999           1998
       (Dollars in thousands)
       SALES
            Manufactured homes              $21,672        $31,088
$26,410
            Recreational vehicles            26,247         32,163
34,620
            Total sales                     $47,919        $63,251
$61,030

       INCOME (LOSS) BEFORE INCOME TAXES
          Operating income (loss)
            Manufactured homes             $ (1,375)        $2,445
$2,021
            Recreational vehicles            (1,293)        (1,931)
(2,548)
            Total operating income (loss)    (2,668)           514
(527)
          Gain on sale of property, plant
            and equipment                    (2,076)            -
-
          Interest income                       246            165
166
          Interest expense                     (185)          (107)
(111)

       (Loss) income before income taxes     $ (531)          $572
$(472)

       IDENTIFIABLE ASSETS
            Manufactured homes               $9,849         $9,916
$8,983
            Recreational vehicles             7,497          9,845
11,368

         Total assets                       $17,346        $19,761
$20,351

       DEPRECIATION AND AMORTIZATION
            Manufactured homes                 $276           $308
$289
            Recreational vehicles               189            301
350

         Total depreciation and amortization   $465           $609
$639


Report of Independent Accountants

To the Shareholders and Board of Directors
KIT Manufacturing Company

In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of KIT Manufacturing Company at October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
December 11, 2000


       KIT Manufacturing Company
       Selected Financial Data

       October 31,                2000      1999      1998      1997
1996
       (Dollars in thousands
       except per share amounts)

       FISCAL YEAR
         Sales                    $47,919    $63,251   $61,030   $76,465
$97,158
         Net (loss) income        $  (269)(1)   $373     $(357)  $(2,312)
$1,431(2)
         Cash dividends paid         $ 0        $ 0      $  0    $  0
$ 0
         Capital expenditures        $316       $455      $578    $1,227
$434
         Depreciation                $465       $609      $639      $677
$670

       AT YEAR-END
         Working capital           $7,532     $7,476    $6,861    $7,215
$9,984
         Current ratio              2.9:1      2.3:1     2.0:1     2.0:1
2.1:1
         Ppty, plnt & equip, net   $5,637     $6,549    $6,735    $6,844
$6,319
         Total assets             $17,346    $19,761   $20,351   $21,137
$25,139
         Long-term obligations       $0         $0        $0        $0
$0
         Shareholders' equity     $11,872    $12,641   $12,268   $12,625
$14,937

       PER SHARE
        Basic net (loss) income   $(0.25)(1)   $0.34    $(0.32)   $(2.08)
$1.29(2)
        Diluted net (loss) income $(0.25)(1)   $0.34    $(0.32)   $(2.08)
$1.27(2)
        Shareholders' equity      $11.16      $11.38    $11.04    $11.36
$13.45

(1) Includes gain on sale of business property in Chino, California of $853,000, net of related income taxes, or $0.81 per share and gain on sale of business property in
McPherson, Kansas of $402,000, net of related income taxes, or $0.38 per share.

(2) Includes gain on a business interruption claim of $373,000, net of related income taxes, or $0.34 per share.







KIT Manufacturing Company
Quarterly Statistics
(Dollars in thousands except per share amounts)
(Unaudited)

Fiscal 2000                     First Quarter Second Quarter Third Quarter
Fourth Quarter
Sales                                 $10,966       $14,908       $13,559
$ 8,486
Gross profit (loss)                     1,348         1,224           974
(30)
Income (loss) before income taxes         273         1,476            91
(2,371)
Net income (loss)                         177           865            53
(1,364)
Basic and diluted net income (loss)
             per share                  $0.16         $0.80         $0.05
($1.26)

Fiscal 1999
Sales                                 $12,644      $16,184        $16,411
$18,012
Gross profit                            1,350        1,711          1,942
1,504
Income (loss) before income taxes         188          225            282
(123)
Net income (loss)                         127          150            112
(16)
Basic and diluted net income (loss)
        per share                       $0.11        $0.14          $0.10
($0.01)




       Market Prices of Common Stock

       Fiscal 2000      First Quarter  Second Quarter   Third Quarter  Fourth
Quarter
           High              5 5/8         6 7/8          7 3/16        6 3/4

           Low               4 1/4         5 1/4          6 3/8         4 7/8

             Dividends       0             0              0             0

       Fiscal 1999
           High              6 1/8         6 7/8          7 1/2         7

           Low               4 5/8         5 1/2          5 7/8         3 7/8

             Dividends       0             0              0             0

 KIT common stock is traded on the American Stock Exchange. The above table reflects the high and low sales prices for each quarterly fiscal period in the past two years.
 There were approximately 346 shareholders of record on January 5, 2001.

       Corporate Information

 Directors                              Stock Registrar and Transfer Agent
 Dan Pocapalia                          ChaseMellon Shareholder Services,
 Chairman of the Board,                 L.L.C., Ridgefield Park, New Jersey
 Chief Executive Officer of KIT

 Fred W. Chel                           Legal Counsel
 Business Consultant,                   O'Melveny & Myers, LLP
 Custom Fibreglass                      Los Angeles, California
 Manufacturing Company

 Frank S. Chan, Jr.
 Certified Public Accountant, Partner,  Accountants
 Frank S. Chan & Company                PricewaterhouseCoopers LLP
                                        Los Angeles, California
 John W. H. Hinrichs
 Senior Vice President & Cashier,
 Farmers & Merchants Bank
 of Long Beach                          Form 10-K
                                        A copy of the Company's current
annual
 John F.Zaccaro                         report filed with the Securities and
 President Academy of Medical           Exchange Commission (SEC) on Form 10-
K,
 Films since 1991.                      exclusive of exhibits, will be
furnish-
                                        ed to shareholders without charge
upon
                                        written request to Marlyce A.
Faldetta,
                                        Corporate Secretary, KIT
Manufacturing
 Officers                               Company, Post Office Box 848, Long
 Dan Pocapalia                          Beach, California 90801.
 Chairman of the Board
 and Chief Executive Officer
                                        Executive Offices
 Harold D. Breach                       KIT Manufacturing Company
 President and General Manager          530 East Wardlow Road, P.O. Box 848
                                        Long Beach, California 90801
 Bruce K. Skinner                       (562) 595-7451
 Vice President and Treasurer           Website: www.kitmfg.com

 Matthew S. Pulizzi                     Annual Meeting of Shareholders
 Vice President - Customer Relations    Tuesday, March 13, 2001, 9:00 A.M.
                                        Long Beach Marriott
 Marlyce A. Faldetta                    4700 Airport Plaza Drive
 Corporate Secretary                    Long Beach, California

Addendum

Housing Solutions LLC
Financial Statements









































Report of Independent Accountants


To the Members
Housing Solutions LLC

In our opinion, the accompanying balance sheets and the related statements of income and cash flows present fairly, in all material respects, the financial position of
Housing
Solutions LLC at October 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/  PricewaterhouseCoopers LLP

Los Angeles, California
February 9, 2001

  Housing Solutions LLC
  Balance Sheets
  At October 31, 2000 and 1999

       October 31,                                              2000
1999

       ASSETS
       Current Assets
           Cash				                          $    94,000  $
58,000
           Accounts receivable                                    235,000
227,000
           Inventories                                          2,264,000
1,842,000
           Prepaids and other assets                                9,000
--
          Total Current Assets                                  2,602,000
2,127,000

       Property and Equipment, at cost
           Leasehold improvements                                 345,000
345,000
           Furniture and equipment                                170,000
163,000

                                                                  515,000
508,000
              Less: accumulated depreciation                     (126,000)
(62,000)

                                                                  389,000
446,000

                                                              $ 2,991,000 $
2,573,000

       LIABILITIES AND MEMBERS' DEFICIT
       Current Liabilities
           Accounts payable                                    $  420,000  $
376,000
           Notes payable						      319,000
52,000
           Notes payable - related party                          625,000
80,000
           Retail flooring liability				    2,123,000
1,788,000
           Accrued expenses and other liabilities                 194,000
327,000
          Total Current Liabilities                             3,681,000
2,623,000

       Notes payable                                               31,000
50,000

                                                                3,712,000
2,673,000

       Commitments and Contingencies


       Members' deficit                                          (721,000)
(100,000)

                                                              $ 2,991,000
$2,573,000

 The accompanying notes are an integral part of these financial statements.


Housing Solutions LLC
Statements of Income
For the Years Ended October 31, 2000 and 1999, and
For the Period from Inception, August 31, 1998,
To October 31, 1998

    	          2000           1999           1998

	(Unaudited)

 Sales                                     $ 3,720,000    $ 3,912,000   $
77,000
       Costs and expenses
           Cost of sales                           3,317,000      3,173,000
38,000
           Selling, general and admin. expenses      823,000        813,000
110,000
                                                   4,140,000      3,986,000
148,000

       Operating loss                               (420,000)       (74,000)
(71,000)

       Interest expense                              201,000        149,000
6,000

       Net loss                                  $  (621,000)    $ (223,000)
$
(77,000)

       Members' (deficit) equity, beginning	 $  (100,000)    $  123,000
	$
200,000

       Members' (deficit) equity, ending		 $  (721,000)    $ (100,000)
$
123,000




The accompanying notes are an integral part of these financial statements.


Housing Solutions LLC
Statements of Cash Flows
For the Years Ended October 31, 2000 and 1999, and
For the Period from Inception, August 31, 1998,
To October 31, 1998

 									2000           1999
1998

	(Unaudited)

     Cash Flows From Operating Activities:
Net loss                                  $ (621,000)    $ (223,000)   $
(77,000)
      Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
      Depreciation and amortization                 64,000         56,000
6,000
     Changes in operating assets and liabilities:
      Accounts receivable                           (8,000)      (193,000)
(34,000)
      Inventory                                   (422,000)    (1,251,000)
(591,000)
      Prepaids and other assets                     (9,000)        20,000
(20,000)
      Accounts payable                              44,000        119,000
257,000
      Retail flooring liability                    335,000      1,159,000
629,000
	Accrued expenses					  (133,000)	      308,000

19,000

     Net cash (used in) provided by operating
        activities                                (750,000)        (5,000)
189,000

     Cash Flows Used In Investing Activities:
        Purchase of property and equipment         (7,000)      (206,000)
(302,000)

     Cash Flows From Financing Activities:
       Proceeds from notes payable                 300,000         111,000
--
       Payments on notes payable			   (52,000)		  (9,000)
--
 Proceeds from notes payable - related
          party                                    545,000          80,000
--
	 Capital contribution from members

200,000

     Net cash provided by financing activities     793,000         182,000
200,000

     Net (decrease) increase in cash                36,000         (29,000)
87,000

     Cash at beginning of year                      58,000          87,000
--
     Cash at end of year  				$   94,000      $   58,000
$
87,000


The accompanying notes are an integral part of these financial statements.

Housing Solutions LLC
Notes to Financial Statements


1. Summary of Significant Accounting Policies

Business
	Housing Solutions LLC (the "Company") is a retailer of manufactured homes with two sales centers located in Idaho.

Valuation of Inventories
	Inventories are valued at the lower of cost or market, with cost determined using the specific identification method for manufactured homes and the first-in, first-out method for all other items.

Property and Equipment
	For financial reporting purposes, depreciation and amortization of property, and equipment is generally provided for on a straight-line basis, using estimated useful lives of 3 to 10 years for furniture and equipment and lease terms for leasehold improvements. Upon sale or disposition of assets, any gain or loss is included in the Statement of Income. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred; expenditures for betterments and major renewals are capitalized.

Assessments whether there has been a permanent impairment in the value of property and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

Revenue Recognition
	Retail home sales consist of manufactured homes as well as installed options and set-up and delivery. Retail home sales are recognized upon passage of title and, in the case of credit sales (which represent the majority of the Company's retail sales), upon the execution of the loan agreement and other required documentation and receipt of a designated minimum down payment.

For those sales in which the home remains personal property, rather than being converted to real property (i.e., sales under retail installment contracts), the closing (and subsequent revenue recognition) generally takes place while the home is being delivered to and installed on the customer's site. For such sales, delivery and installation typically are straightforward and involve minimal preparation of the customer's site.

	Sales transactions in which the home is converted from personal property to real property are financed as traditional mortgages rather than under retail installment contracts. Such sales typically involve significant preparation of the customer's site, which may include installation of utilities, wells, extensive foundations, etc., and also require completion of mortgage financing documentation, including title searches and appraisals. As a consequence, the closing (and subsequent revenue recognition) of these transactions occurs after the home has been delivered and installed.

Income Taxes
	The members have elected "limited liability corporation" status for both federal and state income tax purposes. No provision for federal or state income taxes has been made since any liability is that of the members.

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


2. Retail Flooring Liability

	Retail flooring liability represents amounts borrowed by the sales centers to finance inventory purchases of manufactured homes. The entire amount outstanding was financed under agreements with floor plan lenders that provide for a security interest in the units financed and repayment at the time the units are sold. Substantially all amounts outstanding bear interest at the prime rate plus one to three percent (prime rate was 8.25% and 9.5% at October 31, 2000 and 1999, respectively). Interest expense related to the retail flooring liability for the years ended October 31, 2000 and 1999, and for the period from inception, August 31 1998, to October 31, 1998, totaled $171,000, $121,000 and $6,000 (unaudited), respectively.


3. Notes Payable

Notes payable and notes payable consist of the following at October 31,

										 2000		 1999
Note payable to a bank bearing interest at
  the prime rate plus 1%, interest payable in
  monthly instalments, principal balance due
  on demand on or before March 15, 2001,
  outstanding balance guaranteed by members			$300,000	$  --

Note payable to a bank bearing interest at
  the prime rate plus 2%, interest payable in
  monthly instalments, principal balance
  due on demand and as was paid in 2000				    --
35,000

Note payable to a bank bearing interest at
  11%, principal and interest payable in
  monthly instalments of $1,975 through May 2003		  50,000
67,000

										 350,000
102,000

				Less current portion		    (319,000)
(52,000)

										$ 31,000	$
50,000






Scheduled maturities of notes payable and notes payable outstanding at October
31, 2000 are as follows:

				2001				$319,000
				2002				  21,000
                        2003	                    10,000

                                                $350,000





4. Related Party Transactions

The Company purchases primarily all manufactured homes inventory from a related party (majority member owner). Such purchases totaled $3,739,000, $5,053,000 and 629,000 (unaudited), respectively, for the years ended October 31, 2000, 1999 and for the period from inception, August 31, 1998, to October 31, 1998. Accounts payable at October 31, 2000 and 1999 related to such purchases were $341,000 and $179,000, respectively.

	The Company relies on its majority member owner for financial support to fund operations and general working capital requirements. Borrowings from this related party under various noninterest bearing notes, due on demand, totaled $625,000 and $80,000 at October 31, 2000 and 1999, respectively. In addition, the Company has obtained a letter of support from its majority member owner, which commits this related party to provide such financial support for a period of no less than twelve months from the most recent balance sheet date, October 31, 2000.


5. Commitments and Contingencies

Lease Commitments
	Future minimum rental commitments under noncancellable leases related to building leases and an equipment leases at October 31, 2000 are as follows:


			2001				$  66,000
			2002				   65,000
                  2003	                     25,000

				                  $ 156,000


	Rent expense for the years ended October 31, 2000 and 1999 and, for the period from inception, August 31, 1998, to October 31, 1998 was $77,000, $63,000 and $15,000 (unaudited), respectively.

Litigation
	The Company is involved, from time to time, in various legal matters which, when ultimately determined, will not, in the opinion of management, have a material effect on the financial position, results of operations or cash flows of the Company.


February 13, 2001

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


Gentlemen:

Attached is the EDGAR submission of Form 10-K for KIT Manufacturing Company for the fiscal year ended October 31, 2000, as required by the Securities and Exchange Act of 1934.


Sincerely,

/s/Bruce K. Skinner

Bruce K. Skinner
Vice President & Treasurer