Form 10-Q
period 2001-01-31
KIT MANUFACTURING CO
filed 2001-03-12
CIK 56151

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended January 31, 2001
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

	APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,027,334 shares outstanding as of January 31, 2001.






	1 of 12 Pages

	PART I


	FINANCIAL INFORMATION

KIT MANUFACTURING COMPANY
STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

                                                            January 31,
                                                           2001     2000

Sales


 $6,225
$10,482
Sales to retail sales partnership


    528
    484





Costs and expenses:




   Cost of sales


  6,662
  9,255
   Cost of sales to retail sales




      partnership


    397
    363
   Selling, general and




      administrative expenses


  1,098
  1,010
   Equity in loss of retail




      sales partnership


     52
    103
Operating (loss) income


 (1,456)
    235





Other income (expense)




  Interest income


     71
     55
  Interest expense


    (69)
    (17)
(Loss) income before income taxes


 (1,454)
    273
(Benefit) provision for income taxes




    (Note A)


   (588)
     96
Net (loss) income


$  (866)
$   177





Net (loss) income per share-




 basic and diluted


 ($0.84)
$  0.16
    (Note B)




Weighted-average shares outstanding-


1,027,334
1,098,124
 basic and diluted




(Note B)




Dividends per share


$   -
$   -





                          STATEMENT OF SHAREHOLDERS'EQUITY
(Dollars in thousands)
(Unaudited)

                              Common Stock     Additional     Retained
                             Shares   Amount Paid-In Capital  Earnings
Total
Balance, October 31, 2000 1,027,334   $694        $775        $10,403
$11,872
Net loss                                                         (866)
(866)
                            _______   _____      _____        _______
_______
Balance, January 31, 2001 1,027,334   $694        $775        $ 9,537
$11,006
                           ========   =====      =====         ======
=======

   <F1>The accompanying notes are an integral part of these financial statements.
-3-

KIT MANUFACTURING COMPANY
BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
                                                   January 31,   October
31,
                                                      2001         2000

ASSETS
   Cash and cash investments
$  7,145
$  4,489
   Accounts receivable, net
   2,634
   2,446
   Accounts receivable from retail sales


     partnership
     466
     341
   Inventories:


     Raw materials
   1,902
   1,664
     Work in process
     615
     597
     Finished goods
     715
     537
       Total inventories
   3,232
   2,798
   Prepaids and other assets
     832
     324
   Deferred income taxes
   1,025
   1,025
       Total current assets
  15,334
  11,423
   Property, plant and equipment, net
   5,502
   5,637
   Other assets
     286
     286
      Total assets
$ 21,122
$ 17,346



LIABILITIES AND SHAREHOLDERS' EQUITY


   Line of credit
$  3,979
     -
   Accounts payable
   1,840
$    818
   Accrued payroll and related items
     760
     903
   Accrued marketing programs
     434
     471
   Accrued expenses
   1,533
   1,699
      Total current liabilities
   8,546
   3,891
   Deferred income taxes
   1,487
   1,487
   Losses in excess of investments in and


     advances to retail sales partnership
      83
      96
      Total liabilities
  10,116
   5,474



   Commitments and contingencies





   Shareholders'equity


Common stock issued and outstanding
1,027,334 (January 31, 2001) and 1,110,934
(October 31, 2000) shares.
     694
     694
   Additional paid-in capital
     775
     775
   Retained earnings
   9,537
  10,403
          Total shareholders' equity
  11,006
  11,872
   Total liabilities and shareholders' equity
$ 21,122
$ 17,346




<F1>The accompanying notes are an integral part of these financial statements.

-4-

 KIT MANUFACTURING COMPANY
STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                       For the three months ended
January 31,
                                                       2001	     2000
Cash flow from operating activities:
   Cash received from customers
$   6,531
$ 12,669
   Interest received
       71
      55
   Cash paid to suppliers and employees
   (7,787)
 (15,499)
   Interest paid
      (69)
     (17)
   Income taxes paid
       (1)
      -
Net cash used in operating activities
   (1,255)
  (2,792)



Cash flow from investing activities:


   Purchase of property, plant and equipment
       (3)
    (236)
   Advances to retail sales partnership
      (65)
      -
Net cash used in investing activities
      (68)
    (236)



Cash flow from financing activities:


   Proceeds from line-of-credit borrowings
    4,822
   4,087
   Principal payments on line-of-credit borrowings
     (843)
  (1,988)
   Purchase of treasury stock
       -
    (126)
Net cash provided by financing activities
    3,979
   1,973



Net increase (decrease) in cash
    2,656
  (1,055)
Cash at beginning of period
    4,489
   4,731
Cash at end of period
$   7,145
$  3,676



Reconciliation of net (loss) income to net cash


used in operating activities:


Net (loss) income
$    (866)
$   177
Adjustments to reconcile net (loss) income to


net cash used in operating activities:


Depreciation
      138
     59
Equity in loss of retail sales partnership
       52
    103
Changes in operating assets and liabilities:


Accounts receivable
     (313)
  1,702
Inventories
     (434)
 (2,154)
Prepaids and other assets
       81
   (629)
Accounts payable and accruals
      676
 (2,146)
Accrued income taxes
     (589)
     96
Net cash used in operating activities
$  (1,255)
$(2,792)



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

Note F The Company is contingently liable to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company upon default by a dealer with a financing institution and then resold through normal distribution channels. In addition, the Company is contingently liable to financial institutions for letters of credit which were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducted manufacturing operations.

Management does not expect that losses, if any, from the contingencies described above will be of material importance to the financial condition or earnings of the Company.

Note G The Company's investment in and advances to the retail sales partnership, net of the Company's pro rata share of cumulative equity in losses, is reflected as a noncurrent liability totaling $83,000 and $96,000 at January 31, 2001 and October 31, 2000, respectively. The retail sales partnership has reflected all advances from the Company as a component of current liabilities equal to $690,000 and $80,000 at January 31, 2001 and October 31, 2000, respectively. The condensed unaudited financial information of the partnership is as follows:

KIT MANUFACTURING COMPANY
NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

                                                     January 31,
(Dollars in Thousands)                              2001      2000

Condensed Statement
  of Income Information:
     Sales	 	                      		 $1,156      $1,075
     Cost of sales                                   952         959
     Selling, general and administrative expenses    188         229
     Interest expense                                 68          50
     Net loss                                      $ (52)      $(163)

                                                January 31,  October 31,
                                                   2001        2000

Condensed Balance Sheet Information:
      Current assets                              $2,773      $2,601
      Noncurrent assets                              373         390
                                                  $3,146      $2,991

      Current liabilities                         $3,891      $3,662
      Noncurrent liabilities                          28          50
      Members' deficit                              (773)       (721)
                                                  $3,146      $2,991

Note H The Company evaluates the performance of its operating segments based on operating income or losses. Each segment records direct expenses related and allocable to its employees. The Company does not allocate income taxes, interest income or interest expense to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales for any period presented. Except for the retail sales partnership, no individual customer accounted for greater than 10% of net accounts receivable for period-end presented.

                                              Three Months Ended
(Dollars in Thousands)                             January 31,
                                                2001       2000
Sales
   Manufactured homes                          $ 3,026  $  6,071
   Recreational vehicles                         3,727     4,895
   Total sales                                 $ 6,753   $10,966

Income/(loss) before income taxes
   Operating (loss) income
   Manufactured homes                           $ (644)     $ 332
   Recreational vehicles                          (812)       (97)
 Total operating (loss) income                   (1,456)       235
   Interest income                                  71         55
   Interest expense                                (69)       (17)
(Loss) income before income taxes              $(1,454)     $ 273
                                                 =====       ====

KIT MANUFACTURING COMPANY
NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)



Note I On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plaintiff $370,000 in damages, however, the verdict is currently under appeal with the Idaho State Supreme Court. The outcome of the appeal is not known at this time but the Company intends to defend it position vigorously.

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

KIT MANUFACTURING COMPANY
Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION  JANUARY 31, 2001 COMPARED TO OCTOBER 31, 2000


Under first quarter market conditions, the Company borrowed on its line of credit to maintain its inventory levels to provide for anticipated first quarter sales and to pay down certain current liabilities. The Company's working capital decreased $744,000 primarily due to the increase in the line of credit and accounts payable for expenses incurred during the quarter ended January 31, 2001. The current ratio decreased to 1.8:1 at January 31, 2001 compared to 2.9:1 at October 31, 2000. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio described above, capital resources, working capital, and $368,000 unused line of credit, is considered to be adequate to provide for near term cash needs.

RESULTS OF OPERATIONS  QUARTER ENDED JANUARY 31, 2001 COMPARED TO
QUARTER ENDED JANUARY 31, 2000

The nature of the Company's business is seasonal. Historically, sales in the second and third quarters have been higher than sales achieved in the other fiscal quarters of the year. Thus, expenses and, to a greater extent, operating income vary by quarter. Caution, therefore, is advised when appraising results for a period shorter than a full year, or when comparing any period other than to the same period of the previous year.

Total sales for the quarter ended January 31, 2001 were $6,753,000, a 38% decrease from sales of $10,966,000 for the same quarter of the prior year. The decrease consisted of a 50% decrease in manufactured home sales and a 24% decrease in recreational vehicle (RV) sales. Sales decreases in the RV division have been significantly impacted from rising interest rates and higher fuel costs. Sales of manufactured homes have been impacted unfavorably by lender's tightened credit standards as well as industry-wide excess finished goods inventory levels.

Cost of sales for the quarter ended January 31, 2001 was $7,059,000, a 27% decrease from cost of sales of $9,618,000 for the same quarter of the prior year. This decrease is due principally to the reduction of sales attributed to the manufactured homes division and to a lesser degree, the recreational vehicle division. Cost of sales as a percent of sales increased 17% when compared to the same quarter of the prior year, which resulted in the Company reporting a negative gross profit margin for the quarter ended January 31, 2001. Although product margins for both divisions are marginally lower to those of the same period in 2001, the disproportional reduction in gross profit compared to sales is due principally to the under absorption of fixed overhead costs brought about by lower production and sales volumes.

KIT MANUFACTURING COMPANY
Management's Discussion and Analysis of Financial Condition and Results of Operations

Selling, general and administrative expenses for the quarter ended January 31, 2001 increased to 16% of sales in comparison to 9% of sales for the same quarter of the prior year. The selling, general and administrative dollars increased 9%, or $88,000, from $1,010,000 for the quarter ended January 31, 2000 to $1,098,000 for the quarter ended January 31, 2001 primarily due increased legal expenses for the current quarter.

Interest income for the current quarter was $71,000 compared to $55,000 in the same quarter of the prior year. The increase was due primarily to an increase in average balances of invested funds (from the proceeds of the sales of the Chino, California, and McPherson, Kansas properties in second and third quarters of fiscal 2000), compared to the same quarter of the prior year. Interest expense for the current quarter was $69,000 compared to $17,000 in the same quarter of the prior year. This change was primarily the result of an increase in average short-term borrowings.

The net loss for the three months ended January 31, 2001 was $866,000, or $0.84 per share, compared to net income of $177,000, or $0.16 per share, for the same quarter of the prior year.

PART II

OTHER INFORMATION


Item 6 (a).

See Index to Exhibits on page 12.


Item 6 (b).

Form 8-K was not required to be filed during the quarter ended
January 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                           KIT MANUFACTURING COMPANY
				       	(Registrant)



DATE	3/12/01			/s/ Dan Pocapalia
					Dan Pocapalia
					Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)



DATE	3/12/01			/s/ Bruce K. Skinner
					Bruce K. Skinner
					Vice President and Treasurer
(Principal Financial and Accounting Officer)