Form 10-Q/A
period 2001-01-31
KIT MANUFACTURING CO
filed 2001-04-16
CIK 56151

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
          (Dollars in Thousands Except Per Share Amounts)
                            (Unaudited)


                                                          January 31,
                                                         2001     2000

Sales                                                   $6,225    $10,482
Sales to retail sales partnership                          528        484

Costs and expenses:
   Cost of sales                                         6,662      9,255
   Cost of sales to retail sales
      partnership                                          397        363
   Selling, general and
      administrative expenses                            1,098      1,010
   Equity in loss of retail
      sales partnership                                     52        103
Operating (loss) income                                 (1,456)       235

Other income (expense)
  Interest income                                           71         55
  Interest expense                                         (69)       (17)
(Loss) income before income taxes                       (1,454)       273
(Benefit) provision for income
taxes
    (Note A)                                              (588)        96
Net (loss) income                                      $  (866)   $   177

Net (loss) income per share-
 basic and diluted                                      ($0.84)   $  0.16
    (Note B)
Weighted-average shares                              1,027,334  1,098,124
outstanding-
 basic and diluted
(Note B)
Dividends per share                                    $   -      $   -



STATEMENT OF SHAREHOLDERS'EQUITY
                      (Dollars in thousands)
                            (Unaudited)

                      Common Stock     Additional    Retained
                    Shares   Amount Paid-In Capital  Earnings    Total

Balance, 10/31/00 1,027,334   $694        $775        $10,403   $11,872
Net loss                                                 (866)     (866)
                    _______   ____       _____        _______    ______
Balance, 01/31/01 1,027,334   $694        $775        $ 9,537   $11,006
                   ========   =====      =====         ======    ======

   <F1>The accompanying notes are an integral part of these financial statements.
                                -3-

                     KIT MANUFACTURING COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                            (Unaudited)
                                         January 31,   October 31,
                                                 2001         2000

ASSETS
   Cash and cash investments                 $  7,145     $  4,489
   Accounts receivable, net                     2,634        2,446
   Accounts receivable from retail sales
     partnership                                  466          341
   Inventories:
     Raw materials                              1,902        1,664
     Work in process                              615          597
     Finished goods                               715          537
       Total inventories                        3,232        2,798
   Prepaids and other assets                      832          324
   Deferred income taxes                        1,025        1,025
       Total current assets                    15,334       11,423
   Property, plant and equipment, net           5,502        5,637
   Other assets                                   286          286
      Total assets                           $ 21,122     $ 17,346

LIABILITIES AND SHAREHOLDERS' EQUITY
   Line of credit                            $  3,979          -
   Accounts payable                             1,840     $    818
   Accrued payroll and related items              760          903
   Accrued marketing programs                     434          471
   Accrued expenses                             1,533        1,699
      Total current liabilities                 8,546        3,891
   Deferred income taxes                        1,487        1,487
   Losses in excess of investments in and
     advances to retail sales partnership          83           96
      Total liabilities                        10,116        5,474

   Commitments and contingencies

   Shareholders'equity
Common stock issued and outstanding               694          694
1,027,334 (January 31, 2001) and 1,110,934
(October 31, 2000) shares.
   Additional paid-in capital                     775          775
   Retained earnings                            9,537       10,403
          Total shareholders' equity           11,006       11,872
   Total liabilities and shareholders'       $ 21,122     $ 17,346
equity


<F1>The accompanying notes are an integral part of these financial statements.

                                -4-

                     KIT MANUFACTURING COMPANY
                     STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                            (Unaudited)

                              For the three months ended January 31,
                                                     2001      2000
Cash flow from operating activities:
   Cash received from customers                  $   6,531  $ 12,669
   Interest received                                    71        55
   Cash paid to suppliers and employees             (7,787)  (15,499)
   Interest paid                                       (69)      (17)
   Income taxes paid                                    (1)        -
Net cash used in operating activities               (1,255)    (2,792)

Cash flow from investing activities:
   Purchase of property, plant and equipment            (3)      (236)
   Advances to retail sales partnership                (65)        -
Net cash used in investing activities                  (68)      (236)

Cash flow from financing activities:
   Proceeds from line-of-credit borrowings            4,822      4,087
   Principal payments on line-of-credit                (843)    (1,988)
borrowings
   Purchase of treasury stock                           -         (126)
Net cash provided by financing activities             3,979      1,973

Net increase (decrease) in cash                       2,656     (1,055)
Cash at beginning of period                           4,489      4,731
Cash at end of period                             $   7,145   $  3,676

Reconciliation of net (loss) income to net cash
used in operating activities:
Net (loss) income                                 $    (866)  $    177
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation                                            138         59
Equity in loss of retail sales partnership               52        103
Changes in operating assets and liabilities:
Accounts receivable                                    (313)     1,702
Inventories                                            (434)    (2,154)
Prepaids and other assets                                81       (629)
Accounts payable and accruals                           676     (2,146)
Accrued income taxes                                   (589)        96
Net cash used in operating activities            $   (1,255)  $ (2,792)

   <F1>The accompanying notes are an integral part of these financial statements.

                                   - 5 -

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














                                12