Form 10-Q
period 2001-04-30
KIT MANUFACTURING CO
filed 2001-06-14
CIK 56151

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934


                 For Quarter Ended April 30, 2001
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,027,334 shares outstanding as of April 30, 2001.






                         1 of 16 Pages

                     PART I


                     FINANCIAL INFORMATION

                     KIT MANUFACTURING COMPANY
                     STATEMENTS OF OPERATIONS
          (Dollars in Thousands Except Per Share Amounts)
                            (Unaudited)
                                  Three Months Ended    Six Months
Ended
                                        April 30,            April
30,
                                     2001     2000       2001
2000

Sales                              $12,154   $14,908   $18,907    $25,874

Costs and expenses:
   Cost of sales                    11,583    13,684    18,642     23,302
   Selling, general and
      administrative expenses        1,680     1,166     2,829      2,176
   Equity in loss of retail
      sales partnership                  -        26         -        129
Operating (loss) income             (1,109)       32    (2,564)       267

Other income (expense)
  Interest income                      109        47       179        102
  Interest expense                     (79)      (58)     (148)       (75)
  Gain on sale of property, plant
     and equipment                      -      1,455        -       1,455
(Loss) income before income taxes   (1,079)    1,476    (2,533)     1,749
(Benefit) provision for income
taxes
    (Note A)                          (436)      611    (1,024)       707
Net (loss) income                     (643)    $ 865   $(1,509)   $ 1,042

Net (loss) income per share-
 basic and diluted                  $(0.63)    $0.80    ($1.47)   $  0.96
    (Note B)
Weighted-average shares            1,027,33  1,082,80  1,027,334  1,090,491
outstanding-                       4         6
 basic and diluted
(Note B)
Dividends per share                $   -     $   -     $   -      $   -


   <F1>The accompanying notes are an integral part of these financial statements.


                      KIT MANUFACTURING COMPANY
                          BALANCE SHEETS
                      (Dollars in Thousands)
                            (Unaudited)
                                                   April 30,
Oct. 31,
                                                     2001
2000
ASSETS
   Cash and cash investments                 $  5,710     $  4,489
   Accounts receivable, net                     3,177        2,787
   Inventories:
     Raw materials                              2,491        1,664
     Work in process                              686          597
     Finished goods                             2,549          537
       Total inventories                        5,726        2,798
   Prepaids and other assets                      328          324
   Deferred income taxes                        1,025        1,025
       Total current assets                    15,966       11,423
   Property, plant and equipment, net           5,717        5,637
   Other assets                                 1,774          286
      Total assets                           $ 23,457     $ 17,346

LIABILITIES AND SHAREHOLDERS' EQUITY
   Line of credit                            $  3,238          -
   Accounts payable                             2,610     $    818
   Retail flooring liability                    2,129           -
   Accrued payroll and related items              954          903
   Accrued marketing programs                     613          471
   Accrued expenses                             2,063        1,699
      Total current liabilities                11,607        3,891
   Deferred income taxes                        1,487        1,487
   Losses in excess of investments in and
     advances to retail sales partnership         -             96
      Total liabilities                        13,094        5,474

   Commitments and contingencies

   Shareholders'equity
Common stock issued and outstanding               694          694
1,027,334 (April 30, 2001) and 1,027,334
(October 31, 2000) shares.
   Additional paid-in capital                     775          775
   Retained earnings                            8,894       10,403
          Total shareholders' equity           10,363       11,872
   Total liabilities and shareholders'       $ 23,457     $ 17,346
equity

<F1>The accompanying notes are an integral part of these financial statements.

                       KIT MANUFACTURING COMPANY
                     STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                            (Unaudited)
                                      For the six months ended
April 30,
                                                       2001
2000
Cash flow from operating activities:
   Cash received from customers                  $  17,933  $ 24,948
   Interest received                                   179       102
   Cash paid to suppliers and employees                      (28,135)
                                                 (19,758)
   Interest paid                                                 (74)
                                                 (148)
   Income taxes paid                                            (128)
                                                 (3)
Net cash used in operating activities                         (3,287)
                                                 (1,797)

Cash flow from investing activities:
   Purchase of property, plant and equipment                    (298)
                                                 (3)
   Proceeds from disposals of property, plant
      and equipment                                      8     1,667
   Cash from consolidation of retail sales
      partnership                                       94        -
Net cash provide by investing activities                99     1,369

Cash flow from financing activities:
   Proceeds from lines-of-credit borrowings          9,340     9,123
   Principal payments on lines-of-credit                      (6,390)
borrowings                                       (6,421)
   Purchase of treasury stock                           -       (176)
Net cash provided by financing activities            2,919     2,557

Net increase in cash                                 1,221       639
Cash at beginning of period                          4,489     4,731
Cash at end of period                            $   5,710  $  5,370

Reconciliation of net (loss) income to net cash
used in operating activities:
Net (loss) income                                $          $  1,042
                                                 (1,509)
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation and amortization                          304       186
Gain on sale of property, plant and equipment                (1,455)
Equity in loss of retail sales partnership                      129
Changes in operating assets and liabilities:
Accounts receivable                                             530
                                                 (496)
Inventories                                                  (1,742)
                                                 (664)
Prepaids and other assets                                      (857)
                                                 (456)
Accounts payable and accruals                        2,051   (1,699)
Accrued income taxes                                            579
                                                 (1,027)
Net cash used in operating activities            $          $(3,287)
                                                 (1,797)


   <F1>The accompanying notes are an integral part of these financial statements.

                                 6




                     KIT MANUFACTURING COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

Note A     The provision or benefit for income taxes is calculated
using the Company's estimated annual effective tax rate.

Note B     Per share amounts are based on the weighted average
number of common shares outstanding. Options have not been included in the computations because their effect would not be dilutive.

Note C     In the opinion of management, all material adjustments
which are necessary for a fair statement of financial position, results of operations and cash flows have been included in these financial statements.

Note D The results of the period are not necessarily indicative of annual results due to seasonality of the business.

Note E     Financial information contained herein is unaudited.
Certain amounts in prior period financial statements have been reclassified to conform to the current period presentation.

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

Note G At October 31, 2000 the Company's investment in and advances to the retail sales partnership, net of the Company's pro rata share of cumulative equity in losses, was reflected as a noncurrent liability totaling $96,000. Additionally, the retail sales partnership has reflected all advances from the Company as a component of current liabilities equal to $625,000 at October 31, 2000.

In fiscal 2001, the Company assumed significantly all responsibility in connection with the daily operations of the retail sales partnership. Although the original partnership agreement governing the relationship between the Company and the minority interest holder provided participating rights to the minority holder and thus precluded the Company from consolidating the retail sales partnership, the partnership's recurring losses

                     KIT MANUFACTURING COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)


and need for continued funding demanded the Company's attention. The retail sales partnership commenced operations in fiscal 1998 and has continued to perform substantially below expectations with losses trending significantly higher in each successive year. While lender's tightened credit policies and industry-wide excess inventory levels are partially responsible for the partnership's poor performance, the Company's management believes such factors are secondary compared to the minority interest holder's management of the partnership's operations in accordance with the original agreement. The partnership agreement specifically delegates day-to-day operating responsibility and decision making authority to the minority interest holder and it is management's contention that such responsibilities have not been adequately fulfilled, as evidenced by the poor operating results previously mentioned. As a result, in fiscal 2001, the Company continued to fund 100% of the partnership's working capital needs and also became substantially involved in the decision making process and daily operations of the partnership. Due to such recent events, the Company is in the process of negotiating the purchase of the minority interest holder's 30% interest in the partnership and has elected to consolidate its investment effective the beginning of fiscal 2001. In prior years, the Company accounted for this investment under the equity method of accounting. However, because the cumulative losses of the partnership exceeded the minority interest holder's investment in fiscal 1999, the Company began recording 100% of the equity in losses from this point forward.

The condensed unaudited financial information of the partnership is as follows:


                          Three months ended      Six months ended
                               April 30,              April 30,
(Dollars in Thousands)      2001    2000           2001      2000
Condensed Statement
  of Income Information:
     Sales                       $755  $1,815           $1,911
$2,890
     Cost of sales           (606) (1,595)        (1,493)
(2,539)
     Selling, general and
     administrative expenses (221)   (205)          (474)
(433)
     Interest expense         (67)    (52)          (135)
(102)
     Net loss                (139)    (37)         $(191)
$(184)

                                                April 30,  October
31,
                                                   2001
2000

Condensed Balance Sheet Information:
      Current assets                              $2,504
$2,602
      Noncurrent assets                              360
389
                                                  $2,864
$2,991

      Current liabilities                         $3,776
$3,681
      Noncurrent liabilities                          -
31
      Members' deficit                              (912)
(721)
                                                  $2,864
$2,991


                                 9
                     KIT MANUFACTURING COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

Note H The Company evaluates the performance of its operating segments based on operating income or losses. Each segment records direct expenses related and allocable to its employees. The Company does not allocate income taxes, interest income, interest expense or any gains or losses on the sale of property, plant and equipment to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivables for any period presented.

                                   Three Months Ended   Six Months
Ended
(Dollars in Thousands)                  April 30,           April
30,
                                     2001    2000       2001
2000
Sales
   Manufactured homes             $ 6,141    $6,224    $ 9,167
$12,295
   Recreational vehicles            6,013     8,684      9,740
13,579
   Total sales                   $ 12,154   $14,908    $ 18,907
$25,874

Income/(loss) before income taxes
   Operating (loss) income
   Manufactured homes              $ (295)    $ 129    $ (939)
$ 461
   Recreational vehicles             (814)      (97)   (1,625)
(194)
 Total operating (loss) income     (1,109)       32    (2,564)
267
   Interest income                    109        47       179
102
   Interest expense                   (79)      (58)     (148)
(75)
   Gain on sale of property, plant
       and equipment                  -       1,455       -
1,455
(Loss) income before income taxes $(1,079)    1,476   $(2,533)
$1,749
                                    =====     =====     =====
=====

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

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

In fiscal 2001, the Company assumed significantly all responsibility in connection with the daily operations of the retail sales partnership. Although the original partnership agreement governing the relationship between the Company and the minority interest holder provided participating rights to the minority holder and thus precluded the Company from consolidating the retail sales partnership, the partnership's recurring losses and need for continued funding demanded the Company's attention. The retail sales partnership commenced operations in fiscal 1998 and has continued to perform substantially below expectations with losses trending significantly higher in each successive year. While lender's tightened credit policies and industry-wide excess inventory levels are partially responsible for the partnership's poor performance, the Company's management believes such factors are secondary compared to the minority interest holder's management of the partnership's operations in accordance with the original agreement. The partnership agreement specifically delegates day-to-day operating responsibility and decision making authority to the minority interest holder and it is management's contention that such responsibilities have not been adequately fulfilled, as evidenced by the poor operating results previously mentioned. As a result, in fiscal 2001, the Company continued to fund 100% of the partnership's working capital needs and also became substantially involved in the decision making process and daily operations of the partnership. Due to such recent events, the Company is in the process of negotiating the purchase of the minority interest holder's 30% interest in the partnership and has elected to consolidate its investment effective the beginning of fiscal 2001. In prior years, the Company accounted for this investment under the equity method of accounting. However, because the cumulative losses of the partnership exceeded the minority interest holder's investment in fiscal 1999, the Company began recording 100% of the equity in losses from this point forward.

The condensed statement of operations for the retail sales partnership for the three months and six months ended April 30, 2000, and 2001 is shown in note G. The condensed balance sheet for the retail sales partnership as of April 30, 2001 and October 31, 2000 is also shown in note G.

 FINANCIAL CONDITION  APRIL 30, 2001 COMPARED TO OCTOBER 31, 2000


Since October 31, 2000, the Company has borrowed on its line of credit to maintain its inventory levels to provide for anticipated sales and to pay down certain current liabilities. Although the Company's cash and cash investments ($1,221,000), accounts receivable ($390,000) and inventory ($2,928,000) have increased since October 31, 2000, working capital has decreased $3,132,000. This decrease in working capital is primarily due to the increase in the line of credit ($3,238,000), increase in accounts payable ($1,792,000), and the inclusion of the retail flooring liability ($2,129,000) as a result of the consolidation of the retail sales partnership, partially offset by the higher asset balances mentioned above. It should also be noted that such increases in the previously mentioned accounts, most notably inventory, and accounts payable, are also partially a result of the consolidation of the retail sales partnership in fiscal 2001. The current ratio decreased to 1.4:1 at April 30, 2001 compared to 2.9:1 at October 31, 2000. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

described   above,   capital  resources,  working   capital,   and
$1,109,000 unused line of credit, are considered to be adequate to provide for near term cash needs.

  RESULTS OF OPERATIONS QUARTER ENDED APRIL 30, 2001 COMPARED TO
                   QUARTER ENDED APRIL 30, 2000


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

Total sales for the quarter ended April 30, 2001 were $12,154,000, an 18% decrease from sales of $14,907,000 for the same quarter of the prior year. The decrease consisted of a 1% decrease in manufactured home sales and a 31% decrease in recreational vehicle
(RV) sales. Sales decreases in the RV division have been significantly impacted by higher fuel costs, lower consumer confidence, and tightened credit policies. Sales of manufactured homes have been impacted unfavorably by lender's tightened credit standards as well as industry-wide excess finished goods inventory levels. These decreases were partially offset by $755,000 in sales during the three months ended April 30, 2001 as a result of the consolidation of the retail sales partnership during this period.

Cost of sales for the quarter ended April 30, 2001 was $11,583,000, a
15% decrease from cost of sales of $13,684,000 for the same quarter of the prior year. This decrease is due principally to the reduction of sales attributed to the recreational vehicle division and to a lesser degree, the manufactured homes division. These decreases were partially offset by $606,000 in cost of sales recorded during the three months ended April 30, 2001 in connection with the consolidation of the retail sales partnership during this period. Cost of sales as a percent of sales increased 3% from 92% in the second quarter of fiscal 2000 to 95% in the second quarter of fiscal 2001. Although product margins for both divisions are marginally lower to those of the same period in 2000, the disproportional reduction in gross profit compared to sales is due principally to the under absorption of fixed overhead costs brought about by lower production and sales volumes.


Selling, general and administrative expenses for the quarter ended April 30, 2001 increased to 14% of sales in comparison to 8% of sales for the same quarter of the prior year. The selling, general and administrative

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

dollars increased 44%, or $514,000, from $1,166,000 for the quarter ended April 30, 2000 to $1,680,000 for the quarter ended April 30, 2001.
This increase is due to increased selling and marketing costs as the Company attempts to maintain its market share as well as the inclusion of $221,000 of expenses from the consolidation of the retail sales partnership during the three months ended April 30, 2001

Equity in loss of retail sales partnership decreased from $26,000 for the quarter ended April 30, 2000 to $0 for the quarter ended April 30, 2001. This decrease is due to the consolidation of the retail sales partnership in fiscal 2001, which had previously been accounted for under the equity method of accounting in the prior period.

Interest income increased $62,000, or 132%, from $47,000 for the quarter ended April 30, 2000 to $109,000 for the quarter ended April 30, 2001.
The increase was due primarily to an increase in average balances of invested funds compared to the same quarter of the prior year. Interest expense increased $21,000, or 36%, from $58,000 for the quarter ended April 30, 2000 to $79,000 for the quarter ended April 30, 2001.
This increase was primarily the result of an increase in average short-term borrowings due principally to the inclusion of such borrowings from the consolidation of the retail sales partnership in 2001.

During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,652,000 resulting in a gain of $1,455,000.

The net loss for the three months ended April 30, 2001 was $643,000, or $0.63 per share, compared to net income of $865,000, or $0.80 per share, for the same quarter of the prior year.


RESULTS OF OPERATIONS  SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO
                  SIX MONTHS ENDED APRIL 30, 2000


Total sales for the six months ended April 30, 2001 were $18,907,000, a
27% decrease from sales of $25,874,000 for the same period of the prior year. The decrease consisted of a 25% decrease in manufactured homes sales and a 28% decrease in recreational vehicle (RV) sales. Sales decreases in the RV division have been significantly impacted by

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


higher fuel costs, lower consumer confidence, and tightened credit policies. Sales of manufactured homes have been impacted unfavorably by lender's tightened credit standards as well as industry-wide excess finished goods inventory levels. These decreases were partially offset by $1,911,000 in sales during the six months ended April 30, 2001 as a result of the consolidation of the retail sales partnership during this period.

Cost of sales for the six months ended April 30, 2001 was
$18,642,000, a
20% decrease from cost of sales of $23,302,000 for the same six months of the prior year. This decrease is due primarily due to the decrease in sales, company-wide, in both the recreational
vehicle division and the manufactured homes division.   These
decreases were partially offset by $1,493,000 in cost of sales recorded during the six months ended April 30, 2001 in connection with the consolidation of the retail sales partnership during this period. Cost of sales as a percent of sales increased 9% from 90% for the 6 months ended April 30, 2000 to 99% for the 6 months ended April 30, 2001. Although product margins for both divisions are marginally lower to those of the same period in 2000, the disproportional reduction in gross profit compared to sales is due principally to the under absorption of fixed overhead costs brought about by lower production and sales volumes.

Selling, general and administrative expenses for the six months ended April 30, 2001 increased to 15% of sales in comparison to 8% of sales for the same six months of the prior year. The selling, general and administrative dollars increased 30%, or $653,000, from $2,176,000 for the six months ended April 30, 2000 to $2,829,000 for the six months ended April 30, 2001. This increase is due to increased selling and marketing costs as the Company attempts to maintain its market share as well as the inclusion of $474,000 of expenses from the consolidation of the retail sales partnership during the six months ended April 30, 2001.

Equity in loss of retail sales partnership decreased from $129,000 for the six months ended April 30, 2000 to $0 for the six months ended April 30, 2001. This decrease is due to the consolidation of the retail sales partnership in fiscal 2001, which had previously been accounted for under the equity method of accounting in the prior period.

Interest income increased $77,000, or 75%, from $102,000 for the six months ended April 30, 2000 to $179,000 for the six months ended April 30, 2001. The increase was due primarily to an increase in average balances of invested funds compared to the same six months of the prior year. Interest expense increased $73,000, or 97%, from $75,000 for the six months ended April 30, 2000 to $148,000 for the six months ended April 30, 2001. This increase was primarily the result of an increase in average short-term borrowings due principally to the inclusion of such borrowings from the consolidation of the retail sales partnership in 2001.

During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,652,000 resulting in a gain of $1,455,000.

The net loss for the six months ended April 30, 2001 was $1,509,000, or $1.47 per share, compared to net income of $1,042,000, or $0.96 per share, for the same six months of the prior year.

                              PART II

                         OTHER INFORMATION



                            Item 6 (b).

  Form 8-K was not required to be filed during the quarter ended
                          April 30, 2001.

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KIT MANUFACTURING COMPANY
(Registrant)



DATE 6/14/01             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer
                         (Principal Executive Officer)



DATE 6/14/01             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting
                         Officer)