Form 10-Q
period 2001-07-31
KIT MANUFACTURING CO
filed 2001-09-14
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For Quarter Ended July 31, 2001
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

             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,027,334 shares outstanding as of July 31, 2001.






                         1 of 17 Pages

                     PART I


                     FINANCIAL INFORMATION

                     KIT MANUFACTURING COMPANY
               CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Thousands Except Per Share Amounts)
                            (Unaudited)
                            Three Months Ended   Nine Months Ended
                                    July 31,           July 31,
                                 2001     2000      2001      2000

Sales                              $11,449   $13,559   $30,356    $39,433

Costs and expenses:
   Cost of sales                    10,870    12,585    29,512     35,887
   Selling, general and
      administrative expenses        1,568     1,391     4,397      3,567
   Equity in loss of retail
      sales partnership                  -       135         -        264
Operating loss                        (989)     (552)   (3,553)      (285)

Other income (expense)
  Interest income                       62        75       241        177
  Interest expense                     (62)      (53)     (210)      (128)
  Gain on sale of property, plant
     and equipment                      -        621        -       2,076
(Loss) income before income taxes     (989)       91    (3,522)     1,840
(Benefit) provision for income
taxes
    (Note A)                          (375)       38    (1,399)       745
Net (loss) income                    $(614)    $  53   $(2,123)   $ 1,095

Net (loss) income per share-
 basic and diluted                  $(0.60)    $0.05    $(2.07)   $  1.02
    (Note B)
Weighted-average shares         1,027,334  1,047,261   1,027,334  1,070,710
outstanding-
 basic and diluted
(Note B)
Dividends per share                $   -   $   -       $   -      $   -


   <F1>The accompanying notes are an integral part of these
consolidated financial statements.


                        KIT MANUFACTURING COMPANY
                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)
                            (Unaudited)
                                              July 31,    Oct. 31,
                                                 2001         2000
ASSETS
   Cash and cash investments                 $  6,147     $  4,489
   Accounts receivable, net                     3,386        2,787
   Inventories:
     Raw materials                              2,572        1,664
     Work in process                              652          597
     Finished goods                             2,858          537
       Total inventories                        6,082        2,798
   Prepaids and other assets                      353          324
   Deferred income taxes                        1,025        1,025
       Total current assets                    16,993       11,423
   Property, plant and equipment, net           5,574        5,637
   Other assets                                 1,863          286
      Total assets                           $ 24,430     $ 17,346

LIABILITIES AND SHAREHOLDERS' EQUITY
   Lines of credit                           $  4,999      $    -
   Accounts payable                             2,386          818
   Retail flooring liability                    1,768           -
   Accrued payroll and related items            1,052          903
   Accrued marketing programs                     964          471
   Accrued expenses                             2,025        1,699
      Total current liabilities                13,194        3,891
   Deferred income taxes                        1,487        1,487
   Losses in excess of investments in and
     advances to retail sales partnership          -            96
      Total liabilities                        14,681        5,474

   Commitments and contingencies

   Shareholders'equity
Common stock issued and outstanding,              694          694
1,027,334 shares at July 31, 2001 and
October 31, 2000
   Additional paid-in capital                     775          775
   Retained earnings                            8,280       10,403
          Total shareholders' equity            9,749       11,872
   Total liabilities and shareholders'       $ 24,430     $ 17,346
equity

<F1>The accompanying notes are an integral part of these
consolidated financial statements.

                        KIT MANUFACTURING COMPANY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)
                            (Unaudited)
                                        Nine Months Ended July 31,
                                                  2001      2000
Cash flow from operating activities:
   Cash received from customers                  $  31,733  $ 38,132
   Interest received                                   241       177
   Cash paid to suppliers and employees                      (40,607)
                                                 (34,870)
   Interest paid                                                (128)
                                                 (210)
   Income taxes paid                                            (127)
                                                 (39)
Net cash used in operating activities                         (2,553)
                                                 (3,145)

Cash flow from investing activities:
   Purchase of property, plant and equipment          (34)      (389)
   Proceeds from disposals of property, plant
      and equipment                                     63     2,921
   Advances to retail sales partnership                  -       (25)
   Cash from consolidation of retail sales
      partnership                                       94        -
Net cash provided by investing activities              123     2,507

Cash flow from financing activities:
   Proceeds from short-term borrowings              14,866    12,855
   Principal payments on short-term borrowings     10,186)   (10,263)
   Purchase of treasury stock                           -       (499)
Net cash provided by financing activities            4,680     2,093

Net increase in cash                                 1,658     2,047
Cash at beginning of period                          4,489     4,731
Cash at end of period                            $   6,147  $  6,778

Reconciliation of net (loss) income to net cash
used in operating activities:
Net (loss) income                                $ (2,123)  $  1,095
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation and amortization                          423       311
Gain on sale of property, plant and equipment                (2,076)
Equity in loss of retail sales partnership                      264
Changes in operating assets and liabilities:
Accounts receivable                                  (705)      824
Inventories                                        (1,020)   (1,015)
Prepaids and other assets                            (570)     (422)
Accounts payable and accruals                        1,877   (2,152)
Accrued income taxes                               (1,027)      618
Net cash used in operating activities            $ (3,145)  $(2,553)


   <F1>The accompanying notes are an integral part of these
consolidated financial statements.

                                 6
                     KIT MANUFACTURING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

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

In fiscal 2001, the Company assumed significantly all responsibility in connection with the daily operations of the retail sales partnership. Although the original partnership agreement governing the relationship between the Company and the minority interest holder provided

                     KIT MANUFACTURING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

participating rights to the minority holder and thus precluded the Company from consolidating the retail sales partnership, the partnership's recurring losses and need for continued funding demanded the Company's attention. The retail sales partnership commenced operations in fiscal 1998 and has continued to perform substantially below expectations with losses trending significantly higher in each successive year. While lenders' tightened credit policies and industry-wide excess inventory levels are partially responsible for the partnership's poor performance, the Company's management believes such factors are secondary compared to the minority interest holder's management of the partnership's operations in accordance with the original agreement. The partnership agreement specifically delegates day-to-day operating responsibility and decision making authority to the minority interest holder and it is management's contention that such responsibilities have not been adequately fulfilled, as evidenced by the poor operating results previously mentioned. As a result, in fiscal 2001, the Company continued to fund 100% of the partnership's working capital needs and also became substantially involved in the decision-making process and daily operations of the partnership. Due to such recent events, the Company, in June 2001, purchased the minority interest holder's 30% interest in the partnership for $20,000 in cash and the assumption of $40,000 in debt and has consolidated its investment effective the beginning of fiscal 2001. In prior years, the Company accounted for this investment under the equity method of accounting. However, because the cumulative losses of the partnership exceeded the minority interest holder's investment in fiscal 1999, the Company began recording 100% of the equity in losses from that point forward.

The condensed unaudited financial information of the partnership is as follows:


                          Three months ended      Nine months
ended
                               July 31,               July 31,
(Dollars in Thousands)      2001    2000           2001      2000
Condensed Statements
  of Operations Information:
     Sales                 $1,067    $466      $2,978      $3,356
     Cost of sales           (783)   (445)     (2,341)     (2,984)
     Selling, general and
     administrative expenses (334)   (152)       (743)       (585)
     Interest expense         (65)    (62)       (200)       (164)
     Net loss               $(115)  $(193)      $(306)      $(377)


                       KIT MANUFACTURING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

                                             July 31,  October 31,
                                               2001        2000

Condensed Balance Sheet Information:
      Current assets                          $2,311      $2,602
      Noncurrent assets                          356         389
                                              $2,667      $2,991

      Current liabilities                     $3,694      $3,681
      Noncurrent liabilities                      -           31
      Members' deficit                        (1,027)       (721)
                                              $2,667      $2,991


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


                             Three Months Ended  Nine Months Ended
(Dollars in Thousands)                  July 31,       July 31,
                                     2001    2000    2001     2000
Sales
   Manufactured homes           $ 5,650   $5,385  $14,817  $17,679
   Recreational vehicles          5,799    8,174   15,539   21,754
   Total sales                 $ 11,449  $13,559  $30,356  $39,433

Income/(loss) before income taxes
   Operating (loss) income
   Manufactured homes            $ (469)   $(268) $(1,407)  $ 194
   Recreational vehicles           (520)    (284)  (2,146)   (479)
 Total operating loss              (989)    (552)  (3,553)   (285)
   Interest income                   62       75      241     177
   Interest expense                 (62)     (53)    (210)   (128)
   Gain on sale of property, plant
       and equipment                  -      621       -    2,076
(Loss) income before income taxes $(989)    $ 91  $(3,522) $1,840
                                 =====     =====   =====    =====

                                 9

                     KIT MANUFACTURING COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


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

Note J In June 2001, the Company amended its line of credit with a commercial bank which allowed the Company to borrow up to $6,000,000 at the prime rate of interest (6.75 percent at July 31, 2001) and is secured by the Company's accounts receivable, inventory and cash. This line of credit expires on June 30, 2002. The agreement requires that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit and also contains certain financial covenants requiring a minimum tangible net worth and current ratio.

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations



In fiscal 2001, the Company assumed significantly all responsibility in connection with the daily operations of the retail sales partnership. Although the original partnership agreement governing the relationship between the Company and the minority interest holder provided participating rights to the minority holder and thus precluded the Company from consolidating the retail sales partnership, the partnership's recurring losses and need for continued funding demanded the Company's attention. The retail sales partnership commenced operations in fiscal 1998 and has continued to perform substantially below expectations with losses trending significantly higher in each successive year. While lenders' tightened credit policies and industry-wide excess inventory levels are partially responsible for the partnership's poor performance, the Company's management believes such factors are secondary compared to the minority interest holder's management of the partnership's operations in accordance with the original agreement. The partnership agreement specifically delegates day-to-day operating responsibility and decision making authority to the minority interest holder and it is management's contention that such responsibilities have not been adequately fulfilled, as evidenced by the poor operating results previously mentioned. As a result, in fiscal 2001, the Company continued to fund 100% of the partnership's working capital needs and also became substantially involved in the decision making process and daily operations of the partnership. Due to such recent events, the Company, in June 2001, purchased the minority interest holder's 30% interest in the partnership for $20,000 in cash and the assumption of $40,000 in debt and has consolidated its investment effective the beginning of fiscal 2001. In prior years, the Company accounted for this investment under the equity method of accounting. However, because the cumulative losses of the partnership exceeded the minority interest holder's investment in fiscal 1999, the Company began recording 100% of the equity in losses from that point forward.

The condensed statements of operations information for the retail sales partnership for the three months and nine months ended July 31, 2001, and 2000 is disclosed in note G. The condensed balance sheet information for the retail sales partnership as of July 31, 2001 and October 31, 2000 is also disclosed in note G.

  FINANCIAL CONDITION  JULY 31, 2001 COMPARED TO OCTOBER 31, 2000

Since October 31, 2000, the Company has borrowed on its line of credit

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

to  maintain its inventory levels to provide for anticipated sales and to
pay down certain current liabilities. Although there have been increases in the Company's cash and cash investments ($1,658,000), accounts receivable ($599,000) and inventory ($3,284,000) since October 31, 2000, working capital has decreased by $3,733,000. This decrease in working capital is primarily due to offsetting increases in the lines of credit ($4,999,000), accounts payable ($1,568,000), various accrued expenses ($968,000) and the inclusion of the retail flooring liability ($1,768,000) as a result of the consolidation of the retail sales partnership (Note
G). It should also be noted that such increases in the previously mentioned accounts, most notably inventory, and accounts payable, are also partially a result of the consolidation of the retail sales partnership in fiscal 2001. The current ratio decreased to 1.3:1 at July 31, 2001 compared to 2.9:1 at October 31, 2000. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio described above, working capital, $1,001,000 available under the lines of credit, and $139,000 available under the retail flooring liability are considered to be adequate to provide for near term cash needs. In June 2001, the Company amended its line of credit with a commercial bank which allowed the Company to borrow up to $6,000,000 at the prime rate of interest (6.75 percent at July 31, 2001) and is secured by the Company's accounts receivable, inventory and cash. This line of credit expires on June 30, 2002. The agreement requires that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit and also contains certain financial covenants requiring a minimum tangible net worth and current ratio.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2001 COMPARED
                  TO QUARTER ENDED JULY 31, 2000


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

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

Total sales for the quarter ended July 31, 2001 were $11,449,000, a 16% decrease from sales of $13,559,000 for the same quarter of the prior year. The decrease consisted of a 5% increase in manufactured home sales and a 29% decrease in recreational vehicle
(RV) sales. Sales decreases in the RV division have been significantly impacted by higher fuel costs, lower consumer confidence, and tightened credit policies. Although sales of manufactured homes have increased slightly during the current quarter, they have been somewhat impacted unfavorably by lenders' tightened credit standards as well as industry-wide excess finished goods inventory levels. These results were partially offset by $1,067,000 in sales during the three months ended July 31, 2001 as a result of the consolidation of the retail sales partnership during this period.

Cost of sales for the quarter ended July 31, 2001 was $10,870,000, a 14% decrease from cost of sales of $12,585,000 for the same quarter of the prior year. This decrease is due principally to the reduction of sales attributed to the recreational vehicle division. This decrease was partially offset by $783,000 in cost of sales recorded during the three months ended July 31, 2001 in connection with the consolidation of the retail sales partnership during this period. Cost of sales as a percent of sales increased 2% from 93% in the third quarter of fiscal 2000 to 95% in the third quarter of fiscal 2001. Although product margins for both divisions are marginally lower to those of the same period in 2000, the disproportional reduction in gross profit compared to sales is due principally to the under absorption of fixed overhead costs brought about by lower production and sales volumes.

Selling, general and administrative expenses for the quarter ended July 31, 2001 increased to 14% of sales in comparison to 10% of sales for the same quarter of the prior year. The selling, general and administrative dollars increased 13%, or $177,000, from $1,391,000 for the quarter ended July 31, 2000 to $1,568,000 for the quarter ended July 31, 2001.
This increase is due to the inclusion of $334,000 of expenses from the consolidation of the retail sales partnership during the three months ended July 31, 2001 offset by a reduction of officer's salaries and administrative expenses during the quarter due to a reduction of head count compared to the quarter ended July 31, 2000.

Equity in loss of retail sales partnership decreased from $135,000 for the quarter ended July 31, 2000 to $0 for the quarter ended July 31, 2001. This decrease is due to the consolidation of the retail sales partnership in fiscal 2001, which had previously been accounted for under the equity method of accounting in the prior period.

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

Interest income decreased $13,000, or 17%, from $75,000 for the quarter ended July 31, 2000 to $62,000 for the quarter ended July 31, 2001.
The decrease was due primarily to a decrease in average balances of invested funds compared to the same quarter of the prior year. Interest expense increased $9,000, or 17%, from $53,000 for the quarter ended July 31, 2000 to $62,000 for the quarter ended July 31, 2001.
This increase was primarily the result of an increase in average short-term borrowings due principally to the inclusion of such borrowings from the consolidation of the retail sales partnership in fiscal 2001.

During June 2000, the Company sold land and buildings located in McPherson, Kansas for consideration of $1,187,000 resulting in a gain of $621,000.

The net loss for the three months ended July 31, 2001 was $614,000, or $0.60 per share, compared to net income of $53,000, or $0.05 per share, for the same quarter of the prior year.


   RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2001
            COMPARED TO NINE MONTHS ENDED JULY 31, 2000


Total sales for the nine months ended July 31, 2001 were $30,356,000, a 23% decrease from sales of $39,433,000 for the same period of the prior year. The decrease consisted of a 16% decrease in manufactured homes sales and a 29% decrease in recreational vehicle (RV) sales. Sales decreases in the RV division have been significantly impacted by higher fuel costs, lower consumer confidence, and tightened credit policies. Sales of manufactured homes have been impacted unfavorably by lenders' tightened credit standards as well as industry-wide excess finished goods inventory levels. These decreases were partially offset by $2,978,000 in sales during the nine months ended July 31, 2001 as a result of the consolidation of the retail sales partnership during this period.

Cost of sales for the nine months ended July 31, 2001 was $29,512,000, a 18% decrease from cost of sales of $35,887,000 for the same nine months of the prior year. This decrease is due primarily to the decrease in sales, company-wide, in both the recreational vehicle division and the manufactured homes division. These decreases were partially offset by $2,341,000 in cost of sales recorded during the nine months ended July 31, 2001 in connection with the consolidation of the retail sales partnership during this period. Cost of sales as a percent of sales

                     KIT MANUFACTURING COMPANY
    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

increased 6% from 91% for the 9 months ended July 31, 2000 to 97% for the 9 months ended July 31, 2001. Although product margins for both divisions are marginally lower to those of the same period in 2000, the disproportional reduction in gross profit compared to sales is due principally to the under absorption of fixed overhead costs brought about by lower production and sales volumes.

Selling, general and administrative expenses for the nine months ended July 31, 2001 increased to 15% of sales in comparison to 9% of sales for the same nine months of the prior year. The selling, general and administrative dollars increased 23%, or $830,000, from $3,567,000 for the nine months ended July 31, 2000 to $4,397,000 for the nine months ended July 31, 2001. This increase is due primarily to the inclusion of $743,000 of expenses from the consolidation of the retail sales partnership during the nine months ended July 31, 2001.

Equity in loss of retail sales partnership decreased from $264,000 for the nine months ended July 31, 2000 to $0 for the nine months ended July 31, 2001. This decrease is due to the consolidation of the retail sales partnership in fiscal 2001, which had previously been accounted for under the equity method of accounting in the prior period.

Interest income increased $64,000, or 36%, from $177,000 for the nine months ended July 31, 2000 to $241,000 for the nine months ended July 31, 2001. The increase was due primarily to an increase in average balances of invested funds compared to the same nine months of the prior year. Interest expense increased $82,000, or 64%, from $128,000 for the nine months ended July 31, 2000 to $210,000 for the nine months ended July 31, 2001. This increase was primarily the result of an increase in average short-term borrowings due principally to the inclusion of such borrowings from the consolidation of the retail sales partnership in 2001.

During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,652,000 resulting in a gain of $1,455,000. During June 2000, the Company sold land and buildings located in McPherson, Kansas for consideration of $1,187,000, resulting in a gain of $621,000. Therefore, the total gain resulting from these two sales is $2,076,000.


The net loss for the nine months ended July 31, 2001 was $2,123,000, or $2.07 per share, compared to net income of $1,095,000, or $1.02 per share, for the same nine months of the prior year.

                              PART II

                         OTHER INFORMATION



                            Item 6 (b).

  Form 8-K was not required to be filed during the quarter ended
                          July 31, 2001.

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KIT MANUFACTURING COMPANY
(Registrant)



DATE 9/14/01             /s/ Dan Pocapalia
                         Dan Pocapalia
                         Chairman of the Board,
                         Chief Executive Officer,
                         (Principal Executive Officer)



DATE 9/14/01             /s/ Bruce K. Skinner
                         Bruce K. Skinner
                         Vice President and Treasurer
                         (Principal Financial and Accounting
                         Officer)