Form 10-K
period 2001-10-31
KIT MANUFACTURING CO
filed 2002-02-21
CIK 56151

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended October 31, 2001
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from      to     .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The approximate aggregate market value of voting stock held by non-affiliates of Registrant was $1,131,909 as of February 5, 2002.

                           1,027,334
(Number of shares of Common Stock outstanding as of January 26,
2002)

     Certain information called for by Parts I, II and IV is incorporated by reference to the Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001 and the information called for by Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed with the Commission within 120 days after October 31, 2001.

            The Index to Exhibits appears on page 17.
                      88 pages in total.







PART I

Item 1. Business

     Introductory Note Regarding Forward Looking Statements

This Annual Report on Form 10-K ("Report") contains statements which, to the extent they do not recite historical fact, may constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words such as "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. Forward-looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons, including those discussed under the caption "Business" in Item 1 of this Report and in KIT Manufacturing Company's ("Registrant's") Annual Report to Shareholders for the fiscal year ended October 31, 2001. These forward looking statements are made only as of the date of this Report. The Registrant does not undertake to update or revise the forward looking statements, whether as a result of new information, future events or otherwise.

         General

          KIT Manufacturing Company was incorporated in California in 1947, as the successor to a business founded in 1945. A description of Registrant's business during the last fiscal year appears on page 3 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001, which is incorporated herein by reference.

       Principal Products Produced and Industry Segments

          Registrant designs, manufactures and sells manufactured homes, which are relocatable, factory-built dwellings of single and multi-unit design. Constructed on wheel undercarriages, they are towed by truck to locations where they are set up and connected to utilities. Registrant also produces recreational vehicles designed as short-period accommodations for vacationers and travelers. These products are travel trailers designed to be towed behind pickup trucks and fifth wheel travel trailers designed to be towed behind and attached to special couplers in the beds of pickup trucks.

          Set forth below are the percentages of revenues contributed by each class of similar products for the last three fiscal years (see Note 9 of Notes to Consolidated Financial Statements):
                                             Products Class
           Fiscal Year               Manufactured    Recreational
        Ended October 31,               Homes          Vehicles

             1999                       49%                51%
             2000                       45%                55%
             2001                       50%                50%




Item 1.   Continued


          Certain information regarding industry segments is set forth on page 13 of Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001, which is incorporated herein by reference.

          Method of Product Distribution

          Registrant sells its products to approximately 91 dealers in 15 states, and 6 dealers in Canada. Exclusive dealerships are not the pattern of the industry, and virtually all dealers also sell competing products. Registrant generally produces manufactured homes only against orders received from dealers. Recreational vehicles are built for inventory, particularly during the winter months in anticipation of increased demand during the spring months. (See "Seasonal Considerations" below.) A significant portion of the cost of Registrant's products is attributable to charges incurred in their distribution. Specifically, distribution charges are the function of several factors, including the distance to the various markets and competitive conditions within these markets. (See Item 2, "Properties," for the locations of Registrant's principal plants.)


          Registrant is not dependent upon a single customer or a few customers and no dealer or group of dealers accounts for a substantial amount of Registrant's total sales.

          Competitive Conditions

          The recreational vehicle and manufactured homes industries are highly competitive. Registrant believes that the principal methods of competition in these industries are based upon quality, price, styling, warranty and service of products being offered. Registrant also believes that it competes favorably with respect to these factors in the manufactured homes group and the recreational vehicle product line to ensure it remains competitive in the marketplace. There are many firms manufacturing and marketing products similar to those of Registrant within the geographical area in which Registrant's products are marketed. Several of the manufacturers within these industries are larger than Registrant in terms of total revenue and resources.

          Backlog

          Registrant does not consider the existence and level of backlog at any given date to be a significant factor affecting its business, except in establishing its production schedules. This is primarily due to the fact that orders may be cancelled up until the time the dealer takes delivery, although such cancellations have not been significant to date. The dollar amount of backlog, subject to the above described cancellation provision, was approximately $1,302,000 and $1,228,000 at October 31, 2001 and 2000, respectively.
The dollar amount of backlog, subject to the above described cancellation provision, was approximately $1,305,000 at January
31, 2002. All of the backlog existing at October 31, 2001 is expected to be filled within the current fiscal year.

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


          Research and Development

          Registrant periodically revises and redesigns its models in response to consumer demand. These revisions and redesigns can be extensive, if necessary, in order to obtain market acceptance. Registrant manufactures and sells manufactured homes and recreational vehicles only and does not engage in new product development.

          Number of Employees

          On October 31, 2001, Registrant had 434 employees at its manufacturing plants and executive offices.

          Seasonal Considerations

          Registrant's sales and production volume traditionally increase during the second and third quarters of the fiscal year.
	    During fiscal 2001, 2000 and 1999, 57%, 59% and 52% of sales, respectively, were achieved during the second and third quarters of their respective fiscal year. The Company expects this moderate seasonality trend will remain consistent in future years.

          Government Regulation

          The manufacture and distribution of Registrant's manufactured homes and recreational vehicle products are subject to governmental regulation in the United States and Canada at the federal, state, provincial and local levels. Although no assurances can be given, compliance with these governmental regulations, including provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment, is not currently expected to have a material adverse effect on Registrant.




Item 1.   Continued


          Business Risks

          Demand for Registrant's products is dependent upon the availability and cost of gasoline, weather conditions, available consumer credit and economic conditions. The tenuous economy unfavorably affected dealers and retail purchasers of Registrant's manufactured homes and recreational vehicle products in fiscal 2001. Although the Registrant believes that its 2002 recreational vehicle models have been well received by dealers, uncertainty in the economy and lower consumer confidence may slow sales of the Registrant's products in the retail market.


          Working Capital

          Accounts receivable balances fluctuate generally with the timing of shipments during the month because the majority of sales are either on C.O.D. terms or are financed by dealers through flooring arrangements with financial institutions. Recreational vehicle finished goods inventory balances are subject to seasonal variations. (See "Method of Product Distribution" and "Seasonal Considerations" above.) A short delivery lead time exists for the majority of recreational vehicle and manufactured home raw material purchases, thereby allowing Registrant to maintain low levels of raw materials inventory. Registrant is party to a revolving credit agreement with a bank, collateralized by certain of its assets, that provides financing of seasonal working capital requirements.




Item 2.   Properties

          Registrant leases general executive and administrative offices in Long Beach, California. The lease expires on May 14, 2002. Registrant also leases a retail sales facility in Nampa, Idaho. The lease expires on March 31, 2003. Registrant owns an 11,160 square foot building, situated on 1.2 acres, housing
operational offices in Caldwell, Idaho.   The following table
sets forth certain information about the property and facilities utilized by Registrant for retail sales, manufacturing and plant administrative purposes (all property is owned by Registrant unless otherwise noted).

                                        Approximate   Approximate
Facility and Location                      Acres      Square Feet

Recreational vehicle plants:
     Caldwell, Idaho (R2)                     15.7      55,200
     Caldwell, Idaho (R1)                     15.8      53,000
     Caldwell, Idaho (RSA)                    10.9      67,800(1)
     Caldwell, Idaho (Chassis)                  .5       9,000

Manufactured home plants:
        Caldwell, Idaho                        9.5      99,100
        Caldwell, Idaho                        2.1      13,200(1)

Retail sales partnership locations:
        Fruitland, Idaho                       1.5       1,780
        Nampa, Idaho					-		-

(1)This facility is part of an 81,000 square foot Production
Facility and is being utilized for both a recreational vehicles plant and a manufactured housing plant.





Item 3.   Legal Proceedings

On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plaintiff $370,000 in damages plus accrued interest thereon, however, the verdict is currently under appeal with the Idaho State Supreme Court. The outcome of the appeal is not known at this time, but the Company intends to defend its position vigorously.

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







PART II

          Item 5.   Market for Registrant's Common Equity and
                    Related Stockholder Matters

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001, at page 16.

        KIT has a recent history of not paying cash dividends on
        its common stock.   KIT currently anticipates retaining
        future earnings, if any, for general working capital purposes. Payment of dividends in the future, if at all, will depend upon KIT's earnings and financial condition and various other factors our directors may deem appropriate at the time.


          Item 6.   Selected Financial Data

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001, at page 15.

          Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

          Information in response to this item is incorporated by reference from the information appearing in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001, at pages 4 and 5.

          Item 7A Quantitative and Qualitative Disclosures About
                  Market Risk

        Registrant does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Registrant's bank credit line is its only asset or liability that is subject to risks from interest rate changes. Registrant's bank credit line incurs interest at the bank's prime rate. Registrant does not believe that it is subject to material risks from reasonably possible near-term changes in market interest rates.

          Item 8.   Financial Statements and Supplementary Data

          Information in response to this item is incorporated by reference from the consolidated financial statements and the notes to consolidated financial statements in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001, at pages 6 through 13 and pages 15 and 16.



         Item 9.   Disagreements on Accounting and Financial
                   Disclosure

                   Not applicable.


PART III
         Item 10.  Directors and Executive Officers of the
                   Registrant

          Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the end of Registrant's 2001 fiscal year.

          Item 11.  Executive Compensation

          Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the end of Registrant's 2001 fiscal year.

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management

          Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the end of Registrant's 2001 fiscal year.

          Item 13.  Certain Relationships and Related
                    Transactions

          Information with respect to this item is incorporated by reference from Registrant's definitive Proxy Statement to be filed with the Commission within 120 days after the end of Registrant's 2001 fiscal year.










PART IV

          Item 14.  Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K

          (a) (1)   Financial Statements


Annual Report

Page(s)

                    Consolidated Balance Sheets at October 31,
 6                  2001 and 2000

                    Consolidated Statements of Income for each
                      of the three years in the period ended
 7                    October 31, 2001

                    Consolidated Statements of Shareholders'
                      Equity for each of the three years in the
 7                    period ended October 31, 2001

                    Consolidated Statements of Cash Flows for
                      each of the three years in the period
8                     ended October 31, 2001

9-13                Notes To Consolidated Financial Statements

14                  Report of Independent Accountants





          The Consolidated Financial Statements and Report of Independent Accountants listed in the above index, which are included in Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001, are hereby incorporated by reference. With the exception of the items referred to above and in Items 1, 5, 6, 7 and 8, Registrant's Annual Report to Shareholders for the fiscal year ended October 31, 2001 is not to be deemed filed as part of this report.














Item 14.    Continued

          (a) (2)     Financial Statement Schedule

Form 10-K Page
                      Report of Independent Accountants on
                      Consolidated Financial Statement
 12                   Schedule

                      Schedule:

                      For each of the three years in the
                        period ended October 31, 2001

                        VIII     Valuation and  Qualifying
 13                              Accounts


          Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from the schedule filed have been omitted because the information is not applicable.

          (a) (3)   Exhibits

          (3) Articles of Incorporation and By-Laws adopted by Registrant. (Incorporated by reference to
               Exhibit 3 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended October
               31, 1987)

          (10)  Material Contracts

                 1.  Incentive Bonus Plan (Incorporated by
                     reference to Exhibit 10.1 to the
                     Registrant's Annual Report on Form 10-K
                     for the fiscal year ended October 31, 2000)

                 2. Indemnification Agreement(Incorporated
                    by reference to Exhibit 10.2 to the
                    Registrant's Annual Report on Form 10-K
                    for the fiscal year ended October 31, 2000)

                 3. Schedule of Indemnification Agreements
                    (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 2000)

                 4.  Amended and Restated Credit Agreement

                 5.   First Amendment to Amended and Restated Credit
                      Agreement

                 6.   Second Amendment to Amended and Restated Credit Agreement

          (13) Annual Report to Shareholders.


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the fiscal quarter ended October 31, 2001.







   REPORT OF INDEPENDENT ACCOUNTANTS ON CONSOLIDATED FINANCIAL
                       STATEMENT SCHEDULE



To the Shareholders and Board of Directors of KIT Manufacturing Company


          Our audits of the consolidated financial statements referred to in our report dated December 10, 2001, except for the fifth paragraph of Note 1 and the third paragraph of Note 5, as to which the date is February 12, 2002, appearing in the 2001 Annual Report to Shareholders of KIT Manufacturing Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of financial statement schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
December 10, 2001































                                KIT MANUFACTURING COMPANY
                                      SCHEDULE VIII
                             VALUATION AND QUALIFYING ACCOUNTS
           For The Years Ended October 31, 2001, 2000 And 1999
               Col. A            Col. B           Col. C     Col. D      Col. E      Col. F
                                                Additions
                                            (1)         (2)
                                          Charged To  Charged To
                                  Balance At     Costs       Other                  Balance At
                                 Beginning Of     And       Accounts   Deductions     End Of
Description                       Period        Expenses    Describe    Describe      Period
Allowance for doubtful accounts:
  Year ended October 31, 1999       $37,000      -            -         $2,000(A)      $35,000

  Year ended October 31, 2000       $35,000      -            -         $6,000(A)      $29,000

  Year ended October 31, 2001       $29,000      -            -             -          $29,000

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

                                   KIT Manufacturing Company

                                   By:/s/Dan Pocapalia
                                         Dan Pocapalia
                                         Chairman of the Board,
                                         Chief Executive Officer
                                         and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Dan Pocapalia        Feb. 13, 2002   /s/John W.H. Hinrichs   Feb. 13, 2002
   Dan Pocapalia                          John W.H. Hinrichs
Chairman of the Board,                    Director
Chief Executive Officer
and President (Principal
Executive Officer)



/s/John F. Zaccaro      Feb. 13, 2002    /s/Frank S. Chan       Feb. 13, 2002
John F. Zaccaro                           Frank S. Chan
Director                                  Director



/s/Bruce K. Skinner     Feb. 13, 2002   /s/Fred W. Chel         Feb. 13, 2002
Bruce K. Skinner                         Fred W. Chel
Vice President and Treasurer             Director
(Principal Financial and
Accounting Officer)






















                        INDEX TO EXHIBITS

         EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K




                                                 Sequential Page Number

         (3) Articles of Incorporation and By-Laws adopted by Registrant (Incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1987)

         (10)  Material Contracts

                1.   Incentive Bonus Plan (Incorporated by
                     reference to Exhibit 10.1 to the
                     Registrant's Annual Report on Form 10-K
                     for the fiscal year ended October
                     31, 2000)
                2.   Indemnification Agreement (Incorporated
                     by reference to Exhibit 10.2 to the
                     Registrant's Annual Report on Form 10-K
                     for the fiscal year ended October
                         31, 2000)
                3.   Schedule of Indemnification Agreements
                     (Incorporated by reference to Exhibit
                     10.3 to the Registrant's Annual Report
                     on Form 10-K for the fiscal year ended
                     October 31, 2000)
                4.   Amended and Restated Credit
                    Agreement                                    18
                5.   First Amendment to Amended
                     and Restated Credit Agreement               35
                6.   Second Amendment to Amended
                     and Restated Credit Agreement               48

          (13)  Annual Report to Shareholders









EXHIBIT 10.4


              AMENDED AND RESTATED CREDIT AGREEMENT

THIS AGREEMENT is entered into as of June 12, 2001, by and between KIT MANUFACTURING COMPANY, a California corporation
("Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION
("Bank").

                            RECITALS

A. Borrower is currently indebted to Bank pursuant to the terms and conditions of that certain Credit Agreement between Borrower and Bank, dated October 5, 1998, as amended from time to time (the -Prior Agreement').

B. Pursuant to the Prior Agreement, Borrower remains indebted to Bank under a line of credit in the maximum principal amount of Four Million Five Hundred Thousand Dollars ($4,500,000.00) (the 'Prior Line of Credit'), which is evidenced by that certain promissory note dated April 3, 2000, as modified from time to time (the 'Prior Line of Credit Note'). The Prior Line of Credit Note is in default in that it matured on April 3, 2001 and the outstanding principal balance as of June 8, 2001 under the Prior Line of Credit was $3,109,796.00, plus accrued but unpaid interest.

C. Borrower is additionally in default under the terms of the Prior Agreement for the following as of the fiscal year ending October 31. 2000: (1) failure to maintain a zero balance on advances under the Prior Line of Credit for two clean-up periods of at least thirty (30) consecutive days during the term of the Prior Line of Credit, in violation of Section 1 _ 1 (d) of the Prior Agreement; and (2) failure to maintain Tangible Net Worth of at least $12,000,000.00 in violation of Section 4.8(b) of the Prior Agreement (collectively. the `October Defaults'). Borrower is also in default under the terms of the Prior Agreement for the following as of the first quarter ending January 1, 2001: (1) failure to maintain Tangible Net Worth of at least $12,000,000.00 m violation of Section 4_8(b) of the Prior Agreement; and (2) failure to meet the net profit after tax minimum of $50,000.00 in violation of Section 4.8(d) of the Prior Agreement (the `January Defaults'). The October Defaults and the January Defaults shall be collectively referred to herein as the `Existing Defaults'.

D. Borrower has requested that bank extend the maturity date of and restructure the Prior Line of Credit and waive the Existing Defaults and Bank has agreed to the foregoing subject to the terms and conditions contained herein.

NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Bank and Borrower hereby agree that all the terms and conditions of the Prior Agreement and the Prior Line of Credit Note shall be and hereby are amended, restated and superseded by the terms and conditions of this Agreement; provided, however, that nothing herein shall terminate any security interest in favor of Bank and all such security interests shall remain in full force and effect; and Bank and Borrower further agree as follows:

                            ARTICLE I
                          CREDIT TERMS

SECTION 1.1. LINE OF CREDIT.

(a) Line of Credit - Subject to the terms and conditions of this Agreement, Bank hereby agrees to make advances to Borrower from time to time up to and including .tune 30, 2002, not to exceed at any time the aggregate principal amount of Six Million Dollars ($6,000,000.00) (the "Line of Credit"), the proceeds of which shall be used for Borrower's working capital requirements Borrower's obligation to repay advances under the line of Credit shall be evidenced by a promissory note substantially in the form of Exhibit A attached hereto (the "Line of Credit Note"), all terms of which are incorporated herein by this reference; provided, however, that outstanding advances under the Prior Line of Credit as of the Effective Date of this Agreement (defined in Section 3.1. below) shall be deemed outstanding advances under the Line of Credit.

(b) Limitation on Borrowings. Outstanding borrowings under the Line of Credit, to a maximum of the principal amount set forth above. Shall not at any time exceed the Collateral value as defined herein. - `Collateral Value' shall equal the sum of
(i) seventy-five percent (75%) of Borrowers eligible accounts receivable (the 'AIR Value') pursuant to the formula set forth below; plus (ii) the Securities Value of certain marketable securities and cash equivalents as more fully set forth in that certain Security Agreement- Securities Account and Addendum executed concurrently herewith (the "Securities Security Agreement"). All of the foregoing shall be determined by Bank upon receipt and review of all collateral reports and account statements required hereunder and such other documents and collateral information as Bank may from time to time require-Borrower acknowledges that said borrowing base was established by Bank with the understanding that, among other items, the aggregate of all returns, rebates, discounts, credits and allowances for the immediately preceding three (3) months at all times shall be less than five percent (5%) of Borrower's gross sales for said period. If such dilution of Borrower's accounts for the immediately preceding three (3) months at any time exceeds five percent (5%) of Borrowers gross sales for said period, or if there at any time exists any other matters. events, conditions or contingencies which Bank reasonably believes may affect payment of any portion of Borrowers accounts, Bank. in its sole discretion, may reduce the foregoing advance fate against eligible accounts receivable to a percentage appropriate to reflect such additional dilution and/or establish additional reserves against Borrowers eligible accounts receivable.

As used herein, "eligible accounts receivable" shall consist solely of trade accounts created in the ordinary course of Borrowers business, upon which Borrower's right to receive payment is absolute and not contingent upon the fulfillment of any condition whatsoever, and in which Bank has a perfected security interest of first priority, and shall not include'.

(i)any account which is more than sixty (60) days past due;

(ii) that portion of any account for which there exists any right of setoff, defense or discount (except regular discounts allowed in the ordinary course of business to promote prompt payment) or for which any defense or counterclaim has been asserted;

(iii) any account which represents an obligation of any state or municipal government or of the United States government or any political subdivision thereof (except accounts which represent obligations of the United States government and for which the assignment provisions of the Federal Assignment of Clams Act, as amended or recodified from time to time, have been complied wish to Bank's satisfaction);

(iv) any account which represents an obligation of an account debtor located in a foreign country:

(v)any account which arises from the sale or lease to or performance of services for. or represents an obligation of, an employee, affiliate, partner, member, parent or subsidiary of Borrower;

(vi) that portion of any account, which represents interim or progress billings or retention rights on the part of the account debtor,

(vii) any account which represents an obligation of any account debtor when twenty percent (2090) or more of Borrowers accounts from such account debtor are not eligible pursuant to (i) above:

(viii) that portion of any account from an account debtor which represents the amount by which Borrowers total accounts from said account debtor exceeds twenty-five percent (25%) of Borrower's total accounts;

(ix) any account deemed ineligible by Bank when Bank, in its sole discretion, deems the creditworthiness or financial condition of the account debtor, or the industry in which the account debtor is engaged, to be unsatisfactory.

(c) Letter of Credit Subfeature. As a subfeature under the Line of Credit. Bank agrees from time to time during the term thereof to issue or cause an affiliate to issue standby letters of credit for the account of Borrower to guarantee performance (each, a "Letter of Credit" and collectively, "Letters of Credit")-. provided however, that the aggregate undrawn amount of all outstanding Letters of Credit shall not at any time exceed Six Hundred Thousand Dollars ($600,000.00). The form and substance of each Letter of Credit shall be subject to approval by Bank, in its sole discretion. Each Letter of Credit shall be issued for a term not to exceed three hundred sixty-five (365) days, as designated by Borrower; provided however, that no Letter of Credit shall have an expiration date subsequent to , June 30, 2002. The undrawn amount of all Letters of Credit shall be reserved under the Line of Credit and shall not be available for borrowings thereunder. Each Letter of Credit shall be subject to the additional terms and conditions of the Letter of Credit agreements, applications and any related documents required by Bank in connection with the issuance thereof. Each draft paid under a Letter of Credit shall be deemed an advance under the Line of Credit and shall be repaid by Borrower in accordance with the terms and conditions of this Agreement applicable to such advances; provided however, that if advances under the Line of Credit are not available, for any reason, at the time any draft is paid, then Borrower shall immediately pay to Bank the full amount of such draft, together with interest thereon from the date such draft is paid to the date such amount is fully repaid by Borrower, at the rate of interest applicable to advances under the Line of Credit. to such event Borrower agrees that Bank, in as sole discretion, may debit any account maintained by Borrower with Bank for the amount of any such draft,

(d) Borrowing and Repayment. Borrower may from time to time during the tern of the Line of Credit borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions contained herein or in the Line of Credit Note;

provided, however, that the total outstanding borrowings under the Line of Credit shaft not at any time exceed the maximum principal amount available thereunder, as set forth above. Notwithstanding the foregoing, Borrower shall maintain a zero balance on advances under the Line of Credit for two dean-up periods of at least thirty (30) consecutive days each during the term of the Line of Credit.

SECTION 1.2. INTEREST/FEES.

(a) Interest. The outstanding principal balance of the Line of Credit shall bear interest as set forth in the Line of Credit
Note

(b) Prime Rate. The term "Prime Rate" shall mean at any time the rate of interest most recently announced within Bank at its principal office as its Prime Rate, with the understanding that the Prime Rate is one of Bank's base rates and serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto, and is evidenced by the recording thereof in such internal publication or publications as Bank may designate. Each change in the rate of interest shall become effective on the date each Prime Rate change is announced within Bank.

(c) Computation and Payment. Interest shall be computed on the basis of a 364-day year, actual days elapsed. interest shall be payable at the times and place set forth in each promissory note or other instrument required hereby.


(d) Restructuring Fee. Borrower shall pay to Bank a non-refundable restructuring fee for the Line of Credit equal to, which fee shall be due and payable m full upon execution and delivery of this Agreement to Bank by Borrower (the
"Restructuring Fee').

(e) Unused Commitment Fee. Borrower shall pay to Bank a fee equal to one quarter of one percent (.25%) per annum (computed on the basis of a 360-day year. actual days elapsed) on the average daily unused amount of the Line of Credit, which fee shall be calculated on a monthly basis by Bank arid shall be due and payable by Borrower in arrears on the fifteenth (15th) day of each month.

(f) Letter of Credit Fees. Borrower shall pay to Bank fees upon the issuance of each Letter of Credit, upon the payment or negotiation of each draft under any Letter of Credit and upon the occurrence of any other activity with respect to any Letter of Credit (including without limitation. the transfer, amendment or cancellation of any Letter of Credit) determined in accordance with Bank's standard fees and charges then in effect for such activity.

SECTION 1.3. COLLECTION OF PAYMENTS. Borrower authorizes Bank to collect all interest and fees due under each credit subject hereto by charging Borrower's deposit account number 4159-334887 with Bank, or any other deposit account maintained by Borrower with Bank, for the full amount thereof. Should there be insufficient funds in any such deposit account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by Borrower

SECTION 1.4. COLLATERAL. As security for all indebtedness of Borrower to Bank subject hereto, Borrower hereby reaffirms its prior grant and continues to grant to Bank security interests of first priority in all Borrower's accounts receivable and other rights to payment, general intangibles and inventory.
As further security for all indebtedness of Borrower to Bank subject hereto, Borrower hereby grants to Bank security interests of first priority in all Borrowers financial assets and other investment property or assets, and all replacements or substitutions therefor, held in Borrower's Account No. 487049800 with Wells Fargo Investments, LLC or any successor account thereof (the `Securities Account').

Ail of the foregoing shall be evidenced by and subject to the terms of such security agreements, financing statements, deeds of trust and other documents as Bank shall reasonably require, all in form and substance satisfactory to Bank. Borrower shall reimburse Bank immediately upon demand for all costs and expenses incurred by Bank in connection with any of the foregoing security, including without limitation, filing and recording fees and costs of appraisals, audits and title insurance.

                           ARTICLE II
                 REPRESENTATIONS AND WARRANTIES

Borrower makes the following representations and warranties to Bank, which representations and warranties shall survive the execution of this Agreement and shall continue in full force and effect until the full and final payment, and satisfaction and discharge, of all obligations of Borrower to Bank subject to this Agreement.

SECTION 2.1. LEGAL STATUS. Borrower is a corporation, duly organized and existing and in good standing under the laws of the State of California, and is qualified or licensed to do business (and is in good standing as a foreign corporation, if applicable) in all jurisdictions in which such qualification or licensing is required or in which the failure to so qualify or to be so licensed could have a material adverse effect on Borrower

SECTION 2.2. AUTHORIZATION AND VALIDITY. This Agreement and each promissory note. contract. instrument and other document required hereby or at any time hereafter delivered to Bank in connection herewith (collectively, the "Loan Documents") have been duly authorized, and upon their execution and delivery in accordance with the provisions hereof will constitute legal, valid and binding agreements and obligations of Borrower or the party which executes the same, enforceable in accordance with their respective terms.

SECTION 2.3. NO VIOLATION. The execution, delivery and performance by Borrower of each of the Loan Documents do not violate any provision of any law or regulation, or contravene any provision of the Articles of Incorporation or By-Laws of Borrower, or result in any breach of or default under any contract, obligation, indenture or other instrument to which Borrower is a party or by which Borrower may be bound.

SECTION 2.4. LITIGATION. There are no pending, or to the best of Borrower's knowledge threatened, actions, claims, investigations, suits or proceedings by or before any governmental authority, arbitrator, court or administrative agency which cold have a material adverse effect on the financial condition or operation of Borrower other than those disclosed by Borrower to Bank in writing prior to the date hereof.

SECTION 2.5. CORRECTNESS OF FINANCIAL STATEMENT. The financial statement of Borrower dated January 31, 2001, a true copy of which has been delivered by Borrower to Bank prior to the date hereof, (a) is complete and correct and presents fairly the financial condition of Borrower, (b) discloses all liabilities of Borrower that are required to be reflected or reserved against under generally accepted accounting principles, whether liquidated or unliquidated, fixed or contingent, and (c) has been prepared in accordance with generally accepted accounting principles consistently applied. Since the date of such financial statement there has been no material adverse change in the financial condition of Borrower, nor has Borrower mortgaged, pledged, granted a security interest in or otherwise encumbered any of its assets or properties except in favor of Bank or as otherwise permitted by Bank in writing.

SECTION 2.6. INCOME TAX RETURNS. Borrower has no knowledge of any pending assessments or adjustments of its income tax payable with respect to any year

SECTION 2.7. NO SUBORDINATION. There is no agreement, indenture, contract or instrument to which Borrower is a party or by which Borrower may be bound that requires the subordination m right of payment of any of Borrowers obligations subject to this Agreement to any other obligation of Borrower

SECTION 2.8. PERMITS, FRANCHISES. Borrower possesses. and will hereafter possess, all permits, consents, approvals, franchises and licenses required and rights to all trademarks, trade names, patents, and fictitious names, if any, necessary to enable it to conduct the business in which it is now engaged in compliance with applicable law.

SECTION 2.9. ERISA. Borrower is in compliance in all material respects with all applicable provisions of the Employee Retirement Income Security Act of 1974, as amended or recodified from time to time ("ERISA"); Borrower has not violated any provision of any defined employee pension benefit plan (as defined in ERISA) maintained or contributed to by Borrower (each, a "Plan"); no Reportable Event as defined in ERISA has occurred and is continuing with respect to any Plan initiated by
Borrower: Borrower has met as minimum funding requirements under ERISA with respect to each Plan; and each Plan will be able to fulfill its benefit obligations as they come due in accordance with the Plan documents and under generally accepted accounting principles.

SECTION 2.10. OTHER OBLIGATIONS. Borrower is not in default on any obligation for borrowed money, any purchase money obligation or any other material lease. commitment, contract, instrument or obligation.

SECTION 2.11. ENVIRONMENTAL MATTERS. Except as disclosed by Borrower to Bank in writing prior to the date hereof, Borrower is in compliance in all material respects with all applicable federal or state environmental, hazardous waste, health and safety statutes, and any rules or regulations adopted pursuant thereto, which govern or affect any of Borrower's operations and/or properties, including without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Resource Conservation and Recovery Act of 1976, and the Federal Toxic Substances Control Act, as any of the same may be amended, modified or supplemented from time to time. None of the operations of Borrower is the subject of any federal or state investigation evaluating whether any remedial action involving a material expenditure is needed to respond to a release of any toxic or hazardous waste or substance into the environment. Borrower has no material contingent liability in connection with any release of any toxic or hazardous waste or substance into the environment.

                           ARTICLE III
                           CONDITIONS

SECTION 3.1. CONDITIONS OF INITIAL EXTENSION OF CREDIT - This Agreement and the Bank's obligation to grant any of the Credits shall not be effective until the first business day that all of the following conditions have been satisfied, as determined by Bank in its sole discretion (the 'Effective Date'), which shall occur no later than the dose of business on Friday, June 22, 2001:

(a) Approval of Bank Counsel. All legal matters incidental to the extension of credit by Bank shall be satisfactory to Bank's counsel.

(b) Documentation. Bank shall have received, in form and substance satisfactory to Bank, each of the following, duly executed.

This  Agreement and the Line of Credit Note, Security Agreement,
Security  Account  and  Addendum.  Securities  Account   Control
Agreement. Such other documents as Bank may require under any other Section of this Agreement.

(b) Restructuring Fee- Bank shall have received the Restructuring Fee in immediately available funds, which shall be deemed fully earned upon receipt.

(c) Securities Account. Borrower shall have opened the Securities Account and shah have deposited marketable securities and cash equivalents into the Securities Account such that the Collateral Value is equal to or greater than one hundred percent (100%) of the outstanding indebtedness under the Line of Credit as of the Effective Date.

(d) Other Fees and Costs. In addition to Borrower's obligations under the Agreement and the other Loan Documents, Borrower shall reimburse Bank immediately upon demand for all costs and expenses, including reasonable attorneys' fees (including the allocated costs of Bank's in-house counsel) expended or incurred by bank in connection with the negotiation and preparation of this Agreement.

(e) Financial Condition. There shall have been no material adverse change, as determined by Bank, in the financial condition or business of Borrower, nor any material decline, as determined by Bank, in the market value of any collateral required hereunder or a substantial or material portion of the assets of Borrower.

(f) Insurance. Borrower shall have delivered to Bank evidence of insurance coverage on all Borrowers property, in form, substance, amounts, covering risks and issued by companies satisfactory to Bank, and where required by Bank, with loss payable endorsements in favor of Bank

SECTION 3.2. CONDITIONS OF EACH EXTENSION OF CREDIT. The obligation of Bank to make each extension of credit requested by Borrower hereunder shall be subject to the fulfillment to Bank's satisfaction of each of the following conditions:

(a) Compliance. The representations and warranties contained herein and in each of the other Loan Documents shall be true on and as of the date of the signing of this Agreement and on the date of each extension of credit by Bank pursuant hereto, with the same effect as though such representations and warranties had been made on and as of each such date, and an each such date, no Event of Default as defined herein, and no condition, event or act which with the giving of notice or the passage of time or both would constitute such an Event of Default, shall have occurred and be continuing or shall exist.

(b) Documentation. Bank shall have received all additional documents which may be required in connection with such extension of credit.

                           ARTICLE IV
                       AFFIRMATIVE COVERTS

Borrower covenants that so long as Bank remains committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower shall, unless Bank otherwise consents in writing:

SECTION 4.1. PUNCTUAL PAYMENTS. Punctually pay all principal, interest, fees or other liabilities due under any of the Loan Documents at the times and place and in the manner specified therein. and immediately upon demand by Bank, the amount by which the outstanding principal balance of any credit subject hereto at any time exceeds any limitation on borrowings applicable thereto.

SECTION 4.2. ACCOUNTING RECORDS. Maintain adequate books and records in accordance with generally accepted accounting principles consistently applied, and permit any representative of Bank, at any reasonable time, to inspect, audit and examine such books and records, to make copies of the same, and to inspect the properties of Borrower.

SECTION 4.3. FINANCIAL STATEMENTS. Provide to Bank all of the following, in form and detail satisfactory to Bank:

(a) not later than 90 days after and as of the end of each fiscal year, an audited consolidated financial statement of Borrower, prepared by an independent certified public accountant acceptable to Bank, to include a balance sheet, income statement, statement of cash flow and application of funds statement;

(b)not later than 60 days after and as of the end of each fiscal year, an annual consolidating financial statement of Borrower, prepared by Borrower, to include a balance sheet, income statement, statement of cash flow and application of funds statement.

(c)not later than 45 days after and as of the end of each quarter, consolidated and consolidating financial statements of Borrower, prepared by Borrower, to include a balance sheet and income statement, together with a certificate of the president or chief financial officer of Borrower which shall contain the covenant calculations and a statement that said financial statements are accurate and that there exists no default hereunder nor any condition, act or event which with the giving of notice or the passage of time or both would constitute a default;

(d) not later than 30 days prior to the commencement of each of Borrowers fiscal years, annual financial projections, broken down by month, prepared by Borrower;

(e) not later than 15 days after and as of the end of each month, a borrowing base certificate, an inventory collateral report, an aged listing of accounts receivable and accounts payable, a reconciliation of accounts, and an account statement for the Securities Account; and

(f)from time to time such other information as Bank may reasonably request.

SECTION 4.4. COMPLIANCE. Preserve and maintain all licenses, permits, governmental approvals, rights, privileges and franchises necessary for the conduct of its business, and comply with the provisions of all documents pursuant to which Borrower is organized and/or which govern Borrowers continued existence and with the requirements of all laws, rules. regulations and orders of any governmental authority applicable to Borrower and/or its business

SECTION 4.5. INSURANCE- Maintain and keep in force insurance of tire types and in amounts customarily carted in lines of business similar to that of Borrower, including but not limited to fire, extended coverage, public liability, Rood, property damage and workers' compensation, with all such insurance carried with companies and in amounts satisfactory to Bank, and deliver to Bank from time to time at Bank's request schedules setting forth all insurance then in effect.

SECTION 4.6. FACILITIES. Keep all properties useful or necessary to Borrowers business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that such properties shag be fully and efficiently preserved and maintained.

SECTION 4.7. TAXES AND OTHER LIABILITIES- Pay and discharge when due any and all indebtedness, obligations, assessments and taxes, both real or personal, including without limitation federal and state income taxes and state and local property taxes and assessments, except such (a) as Borrower may in good faith contest or as to which a bona fide dispute may arise, and
(b) for which Borrower has made provision, to Bank's satisfaction, for eventual payment thereof in the event Borrower is obligated to make such payment

SECTION 4.8. FINANCIAL CONDITION. Maintain Borrower's financial condition as follows using generally accepted accounting principles consistently applied and used consistently with prior practices (except to the extent modified by the definitions herein)

(a) Current Ratio not at any time less than 1.1 to 1 .0, with "Current Ratio" defined as total current assets divided by total current liabilities

(b) Tangible Net Worth not at any time less than $9,000,000.00, with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets.

(c)Total Liabilities divided by Tangible Net Worth not at any time greater than 2.0 to 1 .0, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities less subordinated debt, and with "Tangible Net
Worth" as defined above

SECTION 4.9 NOTICE TO BANK. Promptly (but in no event more than five (5) days after the occurrence of each such event or matter) give written notice to Bank in reasonable detail of: (a) the occurrence of any Event of Default, or any condition, event or act which with the giving of notice or the passage of time or both would constitute an Event of Default; (b) any change in the name or the organizational structure of Borrower; (c) the occurrence and nature of any Reportable Event or Prohibited Transaction, each as defined in ERISA, or any funding deficiency with respect to any Plan; or (d) any termination or cancellation of any insurance policy which Borrower is required to maintain, or any uninsured or partially uninsured loss through liability or property damage, or through fire, theft or any other cause affecting Borrowers property.


                            ARTICLE V
                       NEGATIVE COVENANTS

Borrower further covenants that so long as Bank remains committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower will not without Bank's prior written consent

SECTION 5.1. USE OF FUNDS. Use any of the proceeds of any credit extended hereunder except for the purposes stated in Article I hereof.

SECTION 5.2. OTHER INDEBTEDNESS. Create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (a) the liabilities of Borrower to Bank, and (b) any other liabilities of Borrower existing as of, and disclosed to Bank prior to, the date hereof.

SECTION 5.3. MERGER, CONSOLIDATION, TRANSFER OF ASSETS. Merge into or consolidate with any other entity; make any substantial change in the nature of Borrower's business as conducted as of the date hereof, acquire all or substantially all of the assets of any other entity; nor sell, lease, transfer or otherwise dispose of all or a substantial or material portion of Borrowers assets except fn the ordinary course of its business

SECTION 5.4. GUARANTIES. Guarantee or become liable in any way as surety, endorser (other than as endorser of negotiable instruments for deposit or collection in the ordinary course of business), accommodation endorser or otherwise for, nor pledge or hypothecate any assets of Borrower as security for, any liabilities or obligations of any other person or entity, except any of the foregoing in favor of Bank.

SECTION 5.5. LOANS, ADVANCES, INVESTMENTS. Make any loans or advances to or investments in any person or entity. except any of the foregoing existing as of, and disclosed to Bank prior to, the date hereof

SECTION 5.6. DIVIDENDS, DISTRIBUTIONS. Declare or pay any dividend or distribution either in cash, stock or any other property on Borrower's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire any shares of any class of Borrower's stock now or hereafter outstanding. and Borrower snail provide to Bank, upon request, any documentation required by Bank to substantiate the appropriateness of amounts paid or to be paid.

SECTION 5.7_ PLEDGE OF ASSETS- Mortgage, pledge, grant or permit to exist a security interest in, or hen upon, all or any portion of Borrowers assets now owned or hereafter acquired, except any of the foregoing in favor of Bank or which is existing as of, and disclosed to Bank in writing prior to, the date hereof.


ARTICLE VI
                        EVENTS OF DEFAULT

SECTION 6.1. The occurrence of any of the following shall constitute an "Event of Default" under this Agreement:

(a) Borrower shall fail to pay when due any principal, interest, fees or other amounts payable under any of the Loan Documents.

(b) Any financial statement or certificate furnished to Bank in connection with, or any representation or warranty made by Borrower or any other party under this Agreement or airy other Loan Document shall prove to be incorrect- false or misleading in any material respect when furnished or made.

(c) Any default in the performance of or compliance with any obligation, agreement or other provision contained herein or in any other Loan Document (other than those referred to in subsections (a) and (b) above), and with respect to any such default which by its nature can be cured, such default shall continue for a period of twenty (28) days from its occurrence.

(d) Any default in the payment or performance of any obligation, or any defined event of default, under the terms of any contract or instrument (other than any of the Loan Documents) pursuant to which Borrower has incurred any debt or other liabilities to any person or entity, including Bank.

(e) The filing of a notice of judgment lien against Borrower; or the recording of any abstract of judgment against Borrower in any county in which Borrower has an interest in real property: or the service of a notice of levy and/or of a writ of attachment or execution, or other like process, against the assets of Borrower, or the entry of a judgment against Borrower.

(f) Borrower shall become insolvent, or shall suffer or consent to or apply for the appointment of a receiver, trustee. custodian or liquidator of itself or any of its property, or shall generally fail to pay its debts as they become due. or shall make a general assignment for the benefit of creditors; Borrower shall file a voluntary petition in bankruptcy, or seeking reorganization, in order to effect a plan or other arrangement with creditors or any other relief under the Bankruptcy Reform Act, Title 11 of the United States Code, as amended or recodified from time to time ("Bankruptcy Code"). or under any state or federal law granting relief to debtors, whether now or hereafter in effect; or any involuntary petition or proceeding pursuant to the Bankruptcy Code or any other
applicable   state  or  federal  law  relating  to   bankruptcy,
reorganization or other relief for debtors is filed or commenced against Borrower, or Borrower shall file an answer admitting the jurisdiction of the court and the material allegations of any
involuntary  petition:  or  Borrower  shall  be  adjudicated   a
bankrupt, or an order for relief shall be entered against Borrower by any court of competent jurisdiction under the Bankruptcy Code or any other applicable state or federal law relating to bankruptcy, reorganization or other relief for debtors.

(g) There shall exist or occur any event or condition which Bank in good faith believes impairs, or is substantially likely to impair, the prospect of payment or performance by Borrower of its obligations under any of the Loan Documents.

(h) The dissolution or liquidation of Borrower, or any of it directors, stockholders or members shall take action seeking to effect the dissolution or liquidation of Borrower.

SECTION 6.2. REMEDIES. Upon the occurrence of any Event of
Default: (a) all indebtedness of Borrower under each of the Loan Documents, any term thereof to the contrary notwithstanding, shall at Bank's option and without notice become immediately due and payable without presentment, demand, protest or notice of dishonor, all of which are hereby expressly waived by each Borrower; (b) the obligation, if any, of Bank to extend any further credit under any of 'the Loan Documents shaft immediately cease and terminate; and (c) Bank shall have all rights, powers and remedies available under each of the Loan Documents, or accorded by law, including without limitation the right to resort to any or all security for any credit subject hereto and to exercise any or all of the rights of a beneficiary or secured party pursuant to applicable law All rights, powers and remedies of Bank may be exercised at any time by Bank and from time to time after the occurrence of aft Event of Default, are cumulative and not exclusive, and shall be in addition to any other rights, powers or remedies provided by law or equity.


                           ARTICLE VII
                          MISCELLANEOUS

SECTION 7.1. NO WAIVER- No delay, failure or discontinuance of Bank in exercising any right, power or remedy under any of the Loan Documents shall affect or operate as a waiver of such right, power or remedy; nor shall any single or partial exercise of any such right, power or remedy preclude, waive or otherwise affect any other or further exercise thereof or the exercise of any other right, power of remedy. Any waiver, permit, consent or approval of any kind by Bank of any breach of or default under any of the Loan Documents must be in writing and shall be effective only to the extent set forth in such writing.

SECTION 7.2. NOTICES. All notices, requests and demands which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing delivered to each party at the following address:

BORROWER:  KIT MANUFACTURING COMPANY
           530 E. Wardlow Road
           Long Beach. CA 90801

BANK:      WELLS FARGO BANK, NATIONAL ASSOCIATION
           333 So. Grand Avenue, 9th Floor
           Los Angeles, CA 90071
           Attention: Razia Damji, Vice President

or to such other address as any party may designate by written notice to all other parties Each such notice, request and demand shall be deemed given or made as follows: (a) if sent by hand delivery, upon delivery; (b) if sent by mail, upon the earlier of the date of receipt or three (3) days after deposit in the U.S. mail, first class and postage prepaid: and (c) if sent by telecopy, upon receipt


SECTION 7.3. COSTS, EXPENSES AND ATTORNEYS' FEES. Borrower shall pay to Bank immediately upon demand the full amount of all payments, advances, charges, costs and expenses. Including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of Bank's in-house counsel), expended or incurred by Bank in connection with (a) the negotiation and preparation of this Agreement and the other Loan Documents, Bank's continued administration hereof and thereof, and the preparation of any amendments and waivers hereto and thereto,
(b) the enforcement of Bank's rights and/or the collection of any amounts which become due to Bank under any of the Loan Documents, and (c) the prosecution or defense of any action in arty way related to any of the Loan Documents, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary probing. contested matter or motion brought by Bank or any other person) relating to any Borrower or any other person or entity.

SECTION 7.4. SUCCESSORS, ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, legal representatives, successors and assigns of the parties; provided however, that Borrower may not assign or transfer its interest hereunder without Bank's prior written consent. Bank reserves the right to sell. assign, transfer, negotiate or grant participations in all or any part of, or any interest in. Bank's rights and benefits under each of the Loan Documents. In connection therewith, Bank may disclose all documents and information which Bank now has or may hereafter acquire relating to any credit subject hereto, Borrower or its business, or any collateral required hereunder.

SECTION 7.5. ENTIRE AGREEMENT: AMENDMENT. This Agreement and the other Loan Documents constitute the entire agreement between Borrower and Bank with respect to each credit subject hereto and supersede all prior negotiations, communications. discussions and correspondence concerning the subject matter hereof- This Agreement may be amended or modified only in writing signed by each party hereto.

SECTION 7.6. NO THIRD PARTY BENEFICIARIES. This Agreement is made and entered into for the sole protection and benefit of the parties hereto and their respective permitted successors and assigns, and no other person or entity shall be a third party beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any other of tile Loan Documents to which it is not a party.

SECTION 7.7. TIME. Time is of the essence of each and every provision of this Agreement and each other of the Loan
Documents.

SECTION 7.8. SEVERABILITY OF PROVISIONS- if any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity without invalidating the remainder of such provision or any remaining provisions of this Agreement.

SECTION 7.9. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which when executed and delivered shall be deemed to be an original, and all of which when taken together shall constitute one and the same Agreement.

SECTION 7.10. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

SECTION 7.11. ARBITRATION

(a) Arbitration. The pansies hereto agree, upon demand by any party, to submit to binding arbitration all claims, disputes and controversies between or among them (and their respective employees, officers, directors, attorneys. and other agents), whether in tort, contract or otherwise arising out of or relating to in any way (i) the loan and related Loan Documents which are the subject of this Agreement and its negotiation, execution. collateralization. administration, repayment, modification, extension, substitution, formation, inducement. enforcement, default or termination; or (ii) requests for additional credit.

(b) Governing Rules. Any arbitration proceeding will (i) proceed in a location in California selected by the American Arbitration Association ('AAA'); (ii) be governed by the Federal Arbitration Act (Title 9 of the United States Code), notwithstanding any conflicting choice of law provision in any of the documents between the parties; and (iii) be conducted by the AAA. or such other administrator as the parties shall mutually agree upon, in accordance with the AAA's commercial dispute resolution procedures, unless the claim or counterclaim is at least $1,000,000.00 exclusive of claimed interest, arbitration fees and costs in which case the arbitration snail tie conducted in accordance with the AAA's optional procedures for large, complex commercial disputes (the commercial dispute resolution procedures or the optional procedures for large, complex commercial disputes to be referred to, as applicable, as the 'Rules'). If there is any inconsistency between the terms hereof and the Rules, the terms and procedures set forth herein shall control. Any party who fails or refuses to submit to arbitration following a demand by any other party shall bear all costs and expenses incurred by such other party in compelling arbitration of any dispute- Nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C. 91 or any similar applicable state law.

(c) No Waiver of Provisional Remedies, Said Help and Foreclosure. The arbitration requirement does not limit the right of any party to (i) foreclose against real or personal property collateral; (ii) exercise self-help remedies relating to collateral or proceeds of collateral such as setoff or repossession; or (iii) obtain provisional or ancillary remedies such as replevin, injunctive relief, attachment or the appointment of a receiver, before during or after the pendency of any arbitration proceeding. This exclusion does not constitute a waiver of the right or obligation of any party to submit any dispute to arbitration or reference hereunder, including those arising from the exercise of the actions detailed in sections (i), (ii) and (iii) of this paragraph.

(d) Arbitrator Qualifications and Powers. Any arbitration proceeding in which the amount in controversy is $5,000,000.00 or less will be decided by a single arbitrator selected according to the Rules, and who shall not render an award of greater than $5,000.000.00. Any dispute in which the amount in controversy exceeds $5,000,000.00 shall be decided by majority vote of a panel of three arbitrators; provided however, that all three arbitrators must actively participate in all hearings and deliberations. The arbitrator will be a neutral attorney licensed in the State of California or a neutral retired judge of the state or federal judiciary of California, in either case with a minimum of ten years experience in the substantive law applicable to the subject matter of the dispute to be arbitrated. The arbitrator will determine whether or not an issue is arbitratable and will give effect to the statutes of limitation in determining any claim. In any arbitration proceeding the arbitrator will decade (by documents only or with a hearing at the arbitrator's discretion) any pre-hearing motions which are similar to motions to dismiss for failure to state a claim or motions for summary adjudication. The arbitrator shall resolve all disputes in accordance with the substantive law of California and may grant any remedy or relief that a court of such state could order or grant within the scope hereof and such ancillary relief as is necessary to make effective any award- The arbitrator shall also have the power to award recovery of all costs and fees, to impose sanctions and to take such other action as the arbitrator deems necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the California Rules of Civic Procedure or other applicable law. Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction- The institution and maintenance of an action for judicial relief or pursuit of a provisional or ancillary remedy shall not constitute a waiver of the right of any party, including the plaintiff, to submit Me controversy or claim to arbitration if any other party contests such action for judicial relief.

(e) Discovery. in any arbitration proceeding discovery will be permitted in accordance with the Rules. Ail discovery shall be expressly limited to matters directly relevant to the dispute being arbitrated and must be completed no later than 20 days before the hearing date and within 180 days of the filing of the dispute with the AAA. Any requests for an extension of the discovery periods, or any discovery disputes, will be subject to final determination by the arbitrator upon a showing that the request for discovery is essential for the party's presentation and that no alternative means for obtaining information is available.

(f) Class Proceedings and Consolidations. The resolution of any dispute arising pursuant to the terms of this Agreement shall be determined by a separate arbitration proceeding and such dispute shall not be consolidated with other disputes or included in any class proceeding.

(g) Payment Of Arbitration Costs And Fees. The arbitrator shall award all costs arid expenses of the arbitration proceeding.

(h) Real Property Collateral: Judicial Reference. Notwithstanding anything herein to the contrary, no dispute shall be submitted to arbitration if the dispute concerns indebtedness secured directly or indirectly, in whole or in part, by any real property unless (i) the holier of the mortgage, lien or security interest specifically elects in writing to proceed with the arbitration, or (ii) all parties to the arbitration waive any rights or benefits that might accrue to them by virtue of the single action rule statute of California, thereby agreeing that all indebtedness and obligations of the parties. and all mortgages, liens and security interests securing such indebtedness and obligations, shall remain fully valid and enforceable. If any such dispute is not submitted to arbitration, the dispute shall be referred to a referee in accordance with California Code of Civil Procedure
Section 638 et seq., and this general reference agreement is intended to be specifically enforceable in accordance with said
Section 638. A referee with the qualifications required herein for arbitrators shall be selected pursuant to the AAA's selection procedures. Judgment upon the decision rendered by a referee shall be entered in the court in which such proceeding was commenced in accordance with California Code of Civil Procedure Sections 644 and 645.

(i) Miscellaneous. To the maximum extent practicable, the AAA, the arbitrators and the parties snail take all action required to conclude any arbitration proceeding within 180 days of the fling of the dispute with the AAA. No arbitrator or other party to an arbitration proceeding may disclose the existence, content or results thereof, except for disclosures of information by a party required in the ordinary course of its business or by applicable law or regulation. If more than one agreement for arbitration by or between the parties potentially applies to a dispute, the arbitration provision most directly related to the Loan Documents or the subject matter of the dispute shall control. This arbitration provision shall survive termination, amendment or expiration of any of the Loan Documents or any relationship between the parties.

SECTION 7.12. GENERAL RELEASE. In consideration of the benefits provided to Borrower under the terms and provisions hereof, Borrower hereby agrees as follows ("General Release"):

(a)Borrower, for itself and on behalf of its successors and assigns, does hereby release, acquit and forever discharge Bank, all of Bank's predecessors in interest, and all of Bank's past and present officers, directors, attorneys, affiliates, employees and agents, of and from any and all claims, demands, obligations, liabilities. indebtedness, breaches of contract, breaches of duty or of any relationship, acts, omissions, misfeasance, malfeasance, causes of action, defenses, offsets, debts, sums of money, accounts, compensation. contracts, controversies, promises. damages, costs, losses and expenses, of every type, kind, nature, description or character, whether known or unknown, suspected or unsuspected, liquidated or unliquidated, each as though fully set forth herein at length (each, a "Released Claim" and collectively, the "Released Claims"), that Borrower now has or may acquire as of the later of- (i) the date this Agreement becomes effective through the satisfaction (or waiver by Bank) of all conditions hereto: (ii) the date that Borrower has executed and delivered this Agreement to Bank (hereafter, the "Release Date"), including without limitation, those Released Claims in any way arising out of, connected with or related to any and ail prior credit accommodations, if any, provided by Bank, or any of Bank's predecessors in interest, to Borrower, and any agreements, notes or documents of any kind related thereto or the transactions contemplated thereby or hereby, or any other agreement or document referred to herein or therein.

(b)Borrower hereby acknowledges, represents and warrants to Bank as follows:

(i)Borrower understands the meaning and effect of Section 1542 of the California
Civil Code which provides;

"Section 1542. GENERAL RELEASE. EXTENT. A GENERAL RELEASE DOES
NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT
TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE,
WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS
SETTLEMENT WITH THE DEBTOR."

(ii) With regard to Section 1542 of the California Civil Code. Borrower agrees to assume the risk of any and all unknown, unanticipated or misunderstood defenses and Released Claims which are released by the provisions of this General Release in favor of Bank, and Borrower hereby waives and releases all rights and benefits which it might otherwise have under Section 1542 of the California Civil Code with regard to the release of such unknown, unanticipated or misunderstood defenses and Released Claims.

(c) Each person signing below on behalf of Borrower acknowledges that he or she has read each of the provisions of this General Release- Each such person fully understands that this General Release has important legal consequences and each such person realizes that they are releasing any and all Released Claims that Borrower may have as of the Release Date. Borrower hereby acknowledges that it has had an opportunity to obtain a lawyer's advice concerning the legal consequences of each of the provisions of this General Release

(d) Borrower hereby specifically acknowledges and agrees that:
(i) none of the provisions of this General Release shall be construed as or constitute an admission of any liability on the part of Bank: (ii) the provisions of this General Release snail constitute an absolute tsar to any Released Claim of any kind, whether any such Released Claim is based on contract, tort. warranty, mistake or any other theory, whether legal, statutory or equitable; and (iii) any attempt to assert a Released Claim barred by the provisions of this General Release shall subject Borrower to the provisions of applicable law setting forth the remedies for the bringing of groundless, frivolous or baseless claims or causes of action.

7. 13 WAIVER OF EXISTING DEFAULTS Subject to the terms and conditions set forth in this Agreement, Bank hereby waives the Existing Defaults. This waiver applies only to the Existing Defaults. It is not a waiver of any subsequent breach of the same provisions of this Agreement. nor is it a waiver of any breach of any other provision of this Agreement.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the City arid year first written above.

KIT MANUFACTURING COMPANY

By: /s/ Bruce K. Skinner
Title: Vice President and Treasurer


WELLS FARGO BANK,
NATIONAL ASSOCIATION,

By: /s/ Razia Damji
Title: Vice President/Principal



                            EXHIBIT A

                  REVOLVING LINE OF CREDIT NOTE

                                          Long Beach. California
                                                   June 12, 2001

FOR VALUE RECEIVED, the undersigned KIT MANUFACTURING COMPANY ("Borrower") promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank") at its office at 333 South Grand Avenue, V Floor, Los Angeles, California, or at such other place as the holder hereof may designate, in lawful money of the United States of America and in immediately available funds, the principal sum of Six Million Dollars ($6,000,000.00), or so much thereof as may be advanced and be outstanding, with interest thereon, to be computed on each advance from the date of it disbursement as set forth herein.

INTEREST:

(a) Interest. The outstanding principal balance of this Note shall bear interest (computed on the basis of a 360-day year, actual days elapsed) at a rate per annum equal to the Prime Rate in effect from time to time- The "Prime Rate" is a base rate that Bank from time to time establishes arid which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. Each change in the rate of interest hereunder shall became effective on the date each Prime Rate change is announced within Bank

(b) Payment of interest. Interest accrued on this Note shall be payable on the 15th day of each month, commencing , June 15, 2001.

(c) Default Interest- From and after the maturity date of this Note, or such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise, the outstanding principal balance of this Note shall bear interest until paid in full at an increased rate per annum (computed on the basis of a 360-day year. actual days elapsed) equal to four percent (4%) above the rate of interest from time to time applicable to this Note

BORROWING AND REPAYMENT

(a) Borrowing and Repayment. Borrower may from time to time during the term of this Note borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of this Note and of any document executed in connection with or governing this Note; provided however, that the total outstanding borrowings under this Note shall not at any time exceed the principal amount stated above. The unpaid principal balance of this obligation at any time shall be the total amounts advanced hereunder by the holder hereof less the amount of principal payments made hereon by or for any Borrower, which balance may be endorsed hereon from time to time by the holder. The outstanding principal balance of this Note shall be due and payable in full on June 30, 2002.

(b) Advances- Advances hereunder, to the total amount of the principal sum stated above, may be made by the holder at the oral or written request of (i) Bruce Skinner or Bill Morgan, any one acting alone, who are authorized to request advances and direct the disposition of any advances until written notice of the revocation of such authority is received by the holder at the office designated above, or (ii) arty person, with respect to advances deposited to the credit of any deposit account of any Borrower, which advances, when so deposited, shall be conclusively presumed to have been made to or for the benefit of each Borrower regardless of the fact that persons other than those authorized to request advances may have authority to draw against such account. The holder shall have no obligation to determine whether any person requesting an advance is or has been authorized by any Borrower.

(c) Application of Payments. Each payment made on this Note shall be credited first, to any interest then due and second, to the outstanding principal balance hereof.



                       EVENTS OF DEFAULT:

This Note is made pursuant to and is subject to the terms and conditions of that certain Amended and Restated Credit Agreement between Borrower and Bank dated as of June 12. 2001, as amended from time to tame (the "Credit Agreement"). Any default in the payment or performance of any obligation under this Note, or any defined event of default under the Credit Agreement, shall constitute an "Event of Default" under this Note.

                         MISCELLANEOUS:

(a) Remedies. Upon the occurrence of any Event of Default, the holder of this Note, at the holder's option, may declare all sums of principal and interest outstanding hereunder to tie immediately due and payable without presentment. demand, notice of nonperformance, notice of protest, protest or notice of dishonor, all of which are expressly waived by each Borrower, and the obligation, if any, of the holder to extend any further credit hereunder shall immediately cease and terminate Each Borrower shall pay to the holder immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of the holder's in-Mouse counsel), expended or incurred by the holder in connection with the enforcement of then holders rights and/or the collection of any amounts which become due to the holder under this Note, and the prosecution or defense of any action in any way related to this Note, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level. in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation. any adversary proceeding, contested matter or motion brought by Bank or any other person) relating to any Borrower or any other person or entity

(b) Obligations Joint and Several. Should more than one person or entity sign this Note as a Borrower, the obligations of each such Borrower shall be joint and several.

(c) Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of California

This Revolving Line of Credit Note replaces and supersedes in its entirety that certain Revolving Line of Credit Note dated
April 2, 2000 in the maximum principal amount of $4,500.000.00.


                            EXHIBIT A

IN WITNESS WHEREOF, the undersigned has executed this Note as of the date first written above.

KIT MANUFACTURING COMPANY

By:  /s/ Bruce K. Skinner

Title: Vice President and Treasurer




   (A)   5. Schedule of First Amendment to Amended and Restated
             Credit Agreement


     EXHIBIT 10.5

    FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

THIS FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is entered into as of July 10, 2001, by and between KIT MANUFACTURING COMPANY, a California corporation ("Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank").

                            RECITALS

A. Borrower is currently indebted to Bank pursuant to the terms and conditions of that certain Amended and Restated Credit
Agreement between Borrower and Bank dated as of June 12, 2001
("Credit Agreement").

B. Borrower and Bank wish to amend the Credit Agreement to correct certain typographical errors contained therein.

NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Credit Agreement shall be amended as follows; provided, however, that nothing shall terminate any security interests in favor of Bank and all such security interests shall remain in full force and effect.

1.        Amendment to Section 1.4. Section 1.4 of the Credit
Agreement is hereby amended by replacing "Borrower's Account No.
487049800" in paragraph 1 thereof with "Borrower's Account No.
4870-9800."

2. Conditions Precedent. The obligation of Bank to amend the terms and conditions of the Credit Agreement as provided herein, shall not occur until the first business day that all of the following conditions are satisfied to Bank's satisfaction, which shall in no event occur later than July 20, 2001:

(a) Documentation. Bank shall have received, in form and substance satisfactory to Bank, each of the following, duly executed:

This Amendment executed by Borrower. Security Agreement:
Securities Account and Addendum. Securities Account Control
Agreement. Such other documents as Bank may require under any other section of this Amendment.

(b) Other Fees and Costs. In addition to Borrower's obligations under the Credit Agreement and the other Loan Documents, Borrower shall reimburse bank immediately upon demand for all costs and expenses, including reasonable attorneys' fees (including the allocated costs of Bank's in-house counsel) expended or incurred by bank in connection with the negotiation and preparation of this Amendment.

3. Miscellaneous. Except as specifically provided herein, all terms and conditions of the Credit Agreement remain in full force and effect, without waiver or modification. All terms defined in the Credit Agreement shall have the same meaning when used in this Amendment. This Amendment and the Credit Agreement shall be read together, as one document.

4. Reaffirmation; Certification. Borrower hereby remakes all representations and warranties contained in the Credit Agreement and reaffirms all covenants set forth therein. Borrower further certifies that as of the date of this Amendment there exists no Event of Default as defined in the Credit Agreement, nor any condition, act or event which with the giving of notice or the passage of time or both would constitute any such Event of Default.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first written above.

KIT MANUFACTURING COMPANY

By: /s/Bruce K. Skinner
Title: Vice President & Treasurer

WELLS FARGO BANK,
NATIONAL ASSOCIATION

By: /s/ Razia Damji
Title: Vice President/Principal

             SECURITY AGREEMENT: SECURITIES ACCOUNT

1. GRANT OF SECURITY INTEREST. For valuable consideration, the undersigned KIT MANUFACTURING COMPANY, or any of them ("Debtor"), hereby grants and transfers to WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank") a security interest in (a) Debtor's Brokerage Account No.4870-9800 (whether held in Debtor's name or as a Bank collateral account for the benefit of Debtor), and all replacements or substitutions therefor, including any account resulting from a renumbering or other administrative re-identification thereof (collectively, the "Securities Account") maintained with Wells Fargo Investments, LLC ("Intermediary"), (b) all financial assets credited to the Securities Account, (c) all security entitlements with respect to the financial assets credited to the Securities Account, and
(d) any and all other investment property or assets maintained or recorded in the Securities Account (with all the foregoing defined as "Collateral"), together with whatever is receivable or received when any of the Collateral or proceeds thereof are sold, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, including without limitation, (i) all rights to payment, including returned premiums, with respect to any insurance relating to any of the foregoing, (ii) all rights to payment with respect to any cause of action affecting or relating to any of the foregoing, and
(iii) all stock rights, rights to subscribe, stock splits, liquidating dividends, cash dividends, dividends paid in stock, new securities or other property of any kind which Debtor is or may hereafter be entitled to receive on account of any securities pledged hereunder, including without limitation, stock received by Debtor due to stock splits or dividends paid in stock or sums paid upon or in respect of any securities pledged hereunder upon the liquidation or dissolution of the issuer thereof (hereinafter called "Proceeds"). Except as otherwise expressly permitted herein, in the event Debtor receives any such Proceeds, Debtor will hold the same in trust on behalf of and for the benefit of Bank and will immediately deliver all such Proceeds to Bank in the exact form received, with the endorsement of Debtor if necessary and/or appropriate undated stock powers duly executed in blank, to be held by Bank as part of the Collateral, subject to all terms hereof. As used herein, the terms "security entitlement," "financial asset" and "investment property" shall have the respective meanings set forth in the California Uniform Commercial Code.

2. OBLIGATIONS SECURED. The obligations secured hereby are the payment and performance of: (a) all present and future Indebtedness of Debtor to Bank; (b) all obligations of Debtor and rights of Bank under this Agreement; and (c) all present and future obligations of Debtor to Bank of other kinds. The word "Indebtedness" is used herein in its most comprehensive sense and includes any and all advances, debts, obligations and liabilities of Debtor, or any of them, heretofore, now or hereafter made, incurred or created, whether voluntary or involuntary and however arising, whether due or not due, absolute or contingent, liquidated or unliquidated, determined or undetermined, and whether Debtor may be liable individually or jointly with others, or whether recovery upon such Indebtedness may be or hereafter becomes unenforceable.

3. TERMINATION. This Agreement will terminate upon the performance of all obligations of Debtor to Bank, including without limitation, the payment of all Indebtedness of Debtor to Bank, and the termination of all commitments of Bank to extend credit to Debtor, existing at the time Bank receives written notice from Debtor of the termination of this Agreement.

4. OBLIGATIONS OF BANK. Bank shall have no duty to take any steps necessary to preserve the rights of Debtor against prior parties, or to initiate any action to protect against the possibility of a decline in the market value of the Collateral or Proceeds. Bank shall not be obligated to take any action with respect to the Collateral or Proceeds requested by Debtor unless such request is made in writing and Bank determines, in its sole discretion, that the requested action would not unreasonably jeopardize the value of the Collateral and Proceeds as security for the Indebtedness.

5. REPRESENTATIONS AND WARRANTIES. Debtor represents and warrants to Bank that: (a) Debtor is the sole owner of the Collateral and Proceeds; (b) Debtor has the right to grant a security interest in the Collateral and Proceeds; (c) all Collateral and Proceeds are genuine, free from liens, adverse claims, setoffs, default, prepayment, defenses and conditions precedent of any kind or character, except the lien created hereby or as otherwise agreed to by Bank, or heretofore disclosed by Debtor to Bank, in writing; (d) all statements contained herein and, where applicable, in the Collateral, are true and complete in all material respects; (e) no financing statement or control agreement covering any of the Collateral or Proceeds, and naming any secured party other than Bank, exists or is on file in any public office or remains in effect; (f) no person or entity, other than Debtor, Bank and Intermediary, has any interest in or control over the Collateral; and (g) specifically with respect to Collateral and Proceeds consisting of investment securities, instruments, chattel paper, documents, contracts, insurance policies or any like property, (i) all persons appearing to be obligated thereon have authority and capacity to contract and are bound as they appear to be, and
(ii) the same comply with applicable laws concerning form, content and manner of preparation and execution.

6.   COVENANTS OF DEBTOR.

(a) Debtor agrees in general: (i) to pay Indebtedness secured hereby when due; (ii) to indemnify Bank against all losses, claims, demands, liabilities and expenses of every kind caused by property subject hereto; (iii) to pay all costs and expenses, including reasonable attorneys' fees, incurred by Bank in the perfection and preservation of the Collateral or Bank's interest therein and/or the realization, enforcement and exercise of Bank's rights, powers and remedies hereunder; (iv) to permit Bank to exercise its powers; (v) to execute and deliver such documents as Bank deems necessary to create, perfect and continue the security interests contemplated hereby; and (vi) not to change its chief place of business (or personal residence, if applicable) or the places where Debtor keeps any of Debtor's records concerning the Collateral and Proceeds without first giving Bank written notice of the address to which Debtor is moving same.

(b) Debtor agrees with regard to the Collateral and Proceeds, unless Bank agrees otherwise in writing: (i) not to permit any security interest in or lien on the Collateral or Proceeds, except in favor of Bank and except liens in favor of Intermediary to the extent expressly permitted by Bank in writing; (ii) not to hypothecate or permit the transfer by operation of law of any of the Collateral or Proceeds or any interest therein; (iii) to keep, in accordance with generally accepted accounting principles, complete and accurate records regarding all Collateral and Proceeds, and to permit Bank to inspect the same and make copies thereof at any reasonable time;
(iv) if requested by Bank, to receive and use reasonable diligence to collect Proceeds, in trust and as the property of Bank, and to immediately endorse as appropriate and deliver such Proceeds to Bank daily in the exact form in which they are received together with a collection report in form satisfactory to Bank; (v) in the event Bank elects to receive payments of Proceeds hereunder, to pay all expenses incurred by Bank in connection therewith, including expenses of accounting, correspondence, collection efforts, filing, recording, record keeping and expenses incidental thereto; (vi) to provide any service and do any other acts which may be necessary to keep all Collateral and Proceeds free and clear of all defenses, rights of offset and counterclaims; and (vii) if the Collateral or Proceeds consists of securities and so long as no Event of Default exists, to vote said securities and to give consents, waivers and ratifications with respect thereto, provided that no vote shall be cast or consent, waiver or ratification given or action taken which would impair Bank's interests in the Collateral and Proceeds or be inconsistent with or violate any provisions of this Agreement. Debtor further agrees that any party now or at any time hereafter authorized by Debtor to advise or otherwise act with respect to the Securities Account shall be subject to all terms and conditions contained herein and in any control, custodial or other similar agreement at any time in effect among Bank, Debtor and Intermediary relating to the Collateral.

7. POWERS OF BANK. Debtor appoints Bank its true attorney in fact to perform any of the following powers, which are coupled with an interest, are irrevocable until termination of this Agreement and may be exercised from time to time by Bank's officers and employees, or any of them, whether or not Debtor is in default: (a) to perform any obligation of Debtor hereunder in Debtor's name or otherwise; (b) to notify any person obligated on any security, instrument or other document subject to this Agreement of Bank's rights hereunder; (c) to collect by legal proceedings or otherwise all dividends, interest, principal or other sums now or hereafter payable upon or on account of the Collateral or Proceeds; (d) to enter into any extension, reorganization, deposit, merger or consolidation agreement, or any other agreement relating to or affecting the Collateral or Proceeds, and in connection therewith to deposit or surrender control of the Collateral and Proceeds, to accept other property in exchange for the Collateral and Proceeds, and to do and perform such acts and things as Bank may deem proper, with any money or property received in exchange for the Collateral or Proceeds, at Bank's option, to be applied to the Indebtedness or held by Bank under this Agreement; (e) to make any compromise or settlement Bank deems desirable or proper in respect of the Collateral and Proceeds; (f) to insure, process and preserve the Collateral and Proceeds; (g) to exercise all rights, powers and remedies which Debtor would have, but for this Agreement, with respect to all Collateral and Proceeds subject hereto; and (h) to do all acts and things and execute all documents in the name of Debtor or otherwise, deemed by Bank as necessary, proper and convenient in connection with the preservation, perfection or enforcement of its rights hereunder. To effect the purposes of this Agreement or otherwise upon instructions of Debtor, or any of them, Bank may cause any Collateral and/or Proceeds to be transferred to Bank's name or the name of Bank's nominee. If an Event of Default has occurred and is continuing, any or all Collateral and/or Proceeds consisting of securities may be registered, without notice, in the name of Bank or its nominee, and thereafter Bank or its nominee may exercise, without notice, all voting and corporate rights at any meeting of the shareholders of the issuer thereof, any and all rights of conversion, exchange or subscription, or any other rights, privileges or options pertaining to such Collateral and/or Proceeds, all as if it were the absolute owner thereof. The foregoing shall include, without limitation, the right of Bank or its nominee to exchange, at its discretion, any and all Collateral and/or Proceeds upon the merger, consolidation, reorganization, recapitalization or other readjustment of the issuer thereof, or upon the exercise by the issuer thereof or Bank of any right, privilege or option pertaining to any shares of the Collateral and/or Proceeds, and in connection therewith, the right to deposit and deliver any and all of the Collateral and/or Proceeds with any committee, depository, transfer agent, registrar or other designated agency upon such terms and conditions as Bank may determine. All of the foregoing rights, privileges or options may be exercised without liability on the part of Bank or its nominee except to account for property actually received by Bank. Bank shall have no duty to exercise any of the foregoing, or any other rights, privileges or options with respect to the Collateral or Proceeds and shall not be responsible for any failure to do so or delay in so doing.

8. PAYMENT OF PREMIUMS, TAXES, CHARGES, LIENS AND ASSESSMENTS. Debtor agrees to pay, prior to delinquency, all insurance premiums, taxes, charges, liens and assessments against the Collateral and Proceeds, and upon the failure of Debtor to do so, Bank at its option may pay any of them and shall be the sole judge of the legality or validity thereof and the amount necessary to discharge the same. Any such payments made by Bank shall be obligations of Debtor to Bank, due and payable immediately upon demand, together with interest at a rate determined in accordance with the provisions of Section 15 hereof, and shall be secured by the Collateral and Proceeds, subject to all terms and conditions of this Agreement.

9. EVENTS OF DEFAULT. The occurrence of any of the following shall constitute an "Event of Default" under this
Agreement: (a) any default in the payment or performance of any obligation, or any defined event of default, under (i) any contract or instrument evidencing any Indebtedness, (ii) any other agreement between any Debtor and Bank, including without limitation any loan agreement, relating to or executed in connection with any Indebtedness, or (iii) any control, custodial or other similar agreement in effect among Bank, Debtor and Intermediary relating to the Collateral; (b) any representation or warranty made by any Debtor herein shall prove to be incorrect, false or misleading in any material respect when made; (c) any Debtor shall fail to observe or perform any obligation or agreement contained herein; (d) any attachment or like levy on any property of any Debtor; and (e) Bank, in good faith, believes any or all of the Collateral and/or Proceeds to be in danger of misuse, dissipation, commingling, loss, theft, damage or destruction, or otherwise in jeopardy or unsatisfactory in character or value.

10. REMEDIES. Upon the occurrence of any Event of Default, Bank shall have the right to declare immediately due and payable all or any Indebtedness secured hereby and to terminate any commitments to make loans or otherwise extend credit to Debtor. Bank shall have all other rights, powers, privileges and remedies granted to a secured party upon default under the California Uniform Commercial Code or otherwise provided by law, including without limitation, the right to contact Intermediary and to instruct Intermediary to deliver all Collateral and/or Proceeds directly to Bank. All rights, powers, privileges and remedies of Bank shall be cumulative. No delay, failure or discontinuance of Bank in exercising any right, power, privilege or remedy hereunder shall affect or operate as a waiver of such right, power, privilege or remedy; nor shall any single or partial exercise of any such right, power, privilege or remedy preclude, waive or otherwise affect any other or further exercise thereof or the exercise of any other right, power, privilege or remedy. Any waiver, permit, consent or approval of any kind by Bank of any default hereunder, or any such waiver of any provisions or conditions hereof, must be in writing and shall be effective only to the extent set forth in writing. It is agreed that public or private sales, for cash or on credit, to a wholesaler or retailer or investor, or user of property of the types subject to this Agreement, or public auction, are all commercially reasonable since differences in the sales prices generally realized in the different kinds of sales are ordinarily offset by the differences in the costs and credit risks of such sales. While an Event of Default exists:
(a) Debtor will not dispose of any of the Collateral or Proceeds except on terms approved by Bank; (b) Bank may appropriate the Collateral and apply all Proceeds toward repayment of the Indebtedness in such order of application as Bank may from time to time elect; (c) Bank may take any action with respect to the Collateral contemplated by any control, custodial or other similar agreement then in effect among Bank, Debtor and Intermediary; and (d) at Bank's request, Debtor will assemble and deliver all books and records pertaining to the Collateral or Proceeds to Bank at a reasonably convenient place designated by Bank. For any Collateral or Proceeds consisting of securities, Bank shall have no obligation to delay a sale of any portion thereof for the period of time necessary to permit the issuer thereof to register such securities for public sale under any applicable state or Federal law, even if the issuer thereof would agree to do so.

11. DISPOSITION OF COLLATERAL AND PROCEEDS. Upon the transfer of all or any part of the Indebtedness, Bank may transfer all or any part of the Collateral or Proceeds and shall be fully discharged thereafter from all liability and responsibility with respect to any of the foregoing so transferred, and the transferee shall be vested with all rights and powers of Bank hereunder with respect to any of the foregoing so transferred; but with respect to any Collateral or Proceeds not so transferred, Bank shall retain all rights, powers, privileges and remedies herein given. Any proceeds of any disposition of any of the Collateral or Proceeds, or any part thereof, may be applied by Bank to the payment of expenses incurred by Bank in connection with the foregoing, including reasonable attorneys' fees, and the balance of such proceeds may be applied by Bank toward the payment of the Indebtedness in such order of application as Bank may from time to time elect.

12. STATUTE OF LIMITATIONS. Until all Indebtedness shall have been paid in full and all commitments by Bank to extend credit to Debtor have been terminated, the power of sale and all other rights, powers, privileges and remedies granted to Bank hereunder shall continue to exist and may be exercised by Bank at any time and from time to time irrespective of the fact that the Indebtedness or any part thereof may have become barred by any statute of limitations, or that the personal liability of Debtor may have ceased, unless such liability shall have ceased due to the payment in full of all Indebtedness secured hereunder.

13. MISCELLANEOUS. (a) The obligations of Debtor are joint and several; (b) Debtor waives any right (i) to require Bank to make any presentment or demand, or give any notice of nonpayment or nonperformance, protest, notice of protest or notice of dishonor hereunder, (ii) to direct the application of payments or security for any Indebtedness of Debtor, or indebtedness of customers of Debtor, or (iii) to require proceedings against others or to require exhaustion of security; and (c) Debtor hereby consents to extensions, forbearances or alterations of the terms of Indebtedness, the release or substitution of security, and the release of any guarantors; provided however, that in each instance, Bank believes in good faith that the action in question is commercially reasonable in that it does not unreasonably increase the risk of nonpayment of the Indebtedness to which the action applies. Until all Indebtedness shall have been paid in full, no Debtor shall have any right of subrogation or contribution, and each Debtor hereby waives any benefit of or right to participate in any of the Collateral or Proceeds or any other security now or hereafter held by Bank.

14. NOTICES. All notices, requests and demands required under this Agreement must be in writing, addressed to Bank at the address specified in any other loan documents entered into between Debtor and Bank and to Debtor at the address of its chief executive office (or personal residence, if applicable) specified below or to such other address as any party may designate by written notice to each other party, and shall be deemed to have been given or made as follows: (a) if personally delivered, upon delivery; (b) if sent by mail, upon the earlier of the date of receipt or three (3) days after deposit in the U.S. mail, first class and postage prepaid; and (c) if sent by telecopy, upon receipt.

15. COSTS, EXPENSES AND ATTORNEYS' FEES. Debtor shall pay to Bank immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of Bank's in-house counsel), expended or incurred by Bank in exercising any right, power, privilege or remedy conferred by this Agreement or in the enforcement thereof, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary proceeding, contested matter or motion brought by Bank or any other person) relating to Debtor or in any way affecting any of the Collateral or Bank's ability to exercise any of its rights or remedies with respect thereto. All of the foregoing shall be paid by Debtor with interest from the date of demand until paid in full at a rate per annum equal to the greater of ten percent (10%) or the Prime Rate in effect from time to time.

16. SUCCESSORS; ASSIGNS; AMENDMENT. This Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, legal representatives, successors and assigns of the parties, and may be amended or modified only in writing signed by Bank and Debtor.

17. OBLIGATIONS OF MARRIED PERSONS. Any married person who signs this Agreement as Debtor hereby expressly agrees that recourse may be had against his or her separate property for all his or her Indebtedness to Bank secured by the Collateral and Proceeds under this Agreement.

18. SEVERABILITY OF PROVISIONS. If any provision of this Agreement shall be held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or any remaining provisions of this Agreement.

19. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

20. ADDENDUM. Additional terms and conditions relating to the Securities Account are set forth in an Addendum attached hereto and incorporated herein by this reference.

21.       REPLACEMENT OF PRIOR SECURITY AGREEMENT. This
Agreement replaces and supercedes in its entirety that certain
Security Agreement: Securities Account with Addendum executed by
Borrower in favor of Bank as of June 12, 2001.

Debtor warrants that its chief executive office (or personal residence, if applicable) is located at the following address:
530 East Wardlow Road, Long Beach, California 90807.

IN WITNESS WHEREOF, this Agreement has been duly executed as of July 10, 2001.

KIT MANUFACTURING COMPANY

Name:  /s/Bruce K. Skinner
Title: Vice President & Treasurer




       ADDENDUM TO SECURITY AGREEMENT: SECURITIES ACCOUNT

THIS ADDENDUM is attached to and made a part of that certain
Security Agreement: Securities Account executed by KIT
MANUFACTURING COMPANY ("Debtor") in favor of WELLS FARGO BANK,
NATIONAL ASSOCIATION ("Bank"), dated as of July 10, 2001 (the
"Agreement").

The following provisions are hereby incorporated into the
Agreement:

1. Securities Account Activity. So long as no Event of Default exists, Debtor, or any party authorized by Debtor to act with respect to the Securities Account, may (a) receive payments of interest and/or cash dividends earned on financial assets maintained in the Securities Account, and (b) trade financial assets maintained in the Securities Account. Without Bank's prior written consent, except as permitted by the preceding sentence, neither Debtor nor any party other than Bank may withdraw or receive any distribution of any Collateral from the Securities Account. The Collateral Value (as defined in that certain Amended and Restated Credit Agreement between Borrower and Bank of even date herewith, as such may be amended or modified from time to time, as the sum of the Securities Value plus the A/R Value) shall at all times be equal to or greater than one hundred percent (100%) of the outstanding principal balance of the Indebtedness secured hereby. In the event that the Collateral Value, for any reason and at any time, is less than the required amount, Debtor shall promptly make a principal reduction on the Indebtedness or deposit additional assets of a nature satisfactory to Bank into the Securities Account, in either case in amounts or with values sufficient to achieve the required Collateral Value.

2."Securities Value" means the percentage set forth below for each type of investment property held in the Securities Account at the time of computation:

(a)  100% of the face amount of cash and cash equivalents;

(b) 90% of the market value of obligations of the United States of America, but not to exceed the face amount;

(c)  90% of the market value of commercial paper rated at least
A1 by a nationally recognized rating agency, but not to exceed the face amount;

(d)  85% of the market value of corporate and municipal bonds
(excluding convertible bonds) rated at least AA by a nationally recognized rating agency, but not to exceed the face amount;

(e)   75%  of the market value of corporate and municipal  bonds
(excluding convertible bonds and those described in (d) above) rated at least BBB by a nationally recognized rating agency, but not to exceed the face amount;

(f)  70% of the market value of mutual funds;

(g)  70% of the market value of stock traded on the New York
Stock Exchange;

(h)  70% of the market value of stock traded on the American
Stock Exchange;

(i)  50% of the market value of stock traded "over-the-counter;"
with market value, in all instances, determined by Bank in its sole discretion, and excluding from such computation all Common
Trust Funds.

3. Exclusion from Collateral. Notwithstanding anything herein to the contrary, the terms "Collateral" and "Proceeds" do not include, and Bank disclaims a security interest in all Common
Trust Funds now or hereafter maintained in the Securities
Account.

4."Common Trust Funds" means common trust funds as described in 12 CFR 9.18 and includes, without limitation, common trust funds maintained by Bank for the exclusive use of its fiduciary clients.

IN WITNESS WHEREOF, this Addendum has been executed as of the same date as the Agreement.

KIT MANUFACTURING COMPANY

By: /s/Bruce K. Skinner
Title: Vice President and Treasurer


WELLS FARGO BANK,
NATIONAL ASSOCIATION

By: /s/ Razia Damji
Title: Vice President\Principal






SECURITIES ACCOUNT CONTROL AGREEMENT
(Wells Fargo Affiliate Intermediary)

THIS SECURITIES ACCOUNT CONTROL AGREEMENT (this "Agreement") is entered into as of July 10, 2001, by and among KIT MANUFACTURING
COMPANY ("Customer"), WELLS FARGO INVESTMENTS, LLC
("Intermediary"), and WELLS FARGO BANK, NATIONAL ASSOCIATION
("Secured Party").

RECITALS

A. Customer maintains that certain Brokerage Account No. 4870-9800 (the "Securities Account") with Intermediary pursuant to that certain Client Account Agreement between Intermediary and Customer dated as of May 17, 2001 and related documentation, all governed by the laws of the State of California (collectively, the "Account Agreement"), and Customer has granted to Secured Party a security interest in the Securities Account and all financial assets and other property now or at any time hereafter held in the Securities Account.

B. Secured Party, Customer and Intermediary have agreed to enter into this Agreement to perfect Secured Party's security interests in the Collateral, as defined below.

NOW, THEREFORE, in consideration of their mutual covenants and promises, the parties agree as follows:

1.  DEFINITIONS. As used herein:

(a) the term "Collateral" shall mean: (i) the Securities Account; (ii) all financial assets credited to the Securities Account; (iii) all security entitlements with respect to the financial assets credited to the Securities Account; (iv) any and all other investment property or assets maintained or recorded in the Securities Account; and (v) all replacements or substitutions for, and proceeds of the sale or other disposition of, any of the foregoing, including without limitation, cash proceeds; and

(b) the terms "investment property," "entitlement order," "financial asset" and "security entitlement" shall have the respective meanings set forth in the California Uniform Commercial Code. The parties hereby expressly agree that all property, including without limitation, cash, certificates of deposit and mutual funds, at any time held in the Securities Account is to be treated as a "financial asset."

2. AGREEMENT FOR CONTROL. Intermediary is authorized by Customer and agrees to comply with all entitlement orders originated by Secured Party with respect to the Securities Account, and all other requests or instructions from Secured Party regarding disposition and/or delivery of the Collateral, without further consent or direction from Customer or any other party.

CUSTOMER'S RIGHTS WITH RESPECT TO THE COLLATERAL.

(a)     Until Intermediary is notified otherwise by Secured
Party: (i) Customer, or any party authorized by Customer to act with respect to the Securities Account, may give trading instructions to Intermediary with respect to Collateral in the Securities Account; and (ii) Intermediary may distribute to Customer or any other party in accordance with Customer's directions that portion of the Collateral which consists of interest and/or cash dividends earned on financial assets maintained in the Securities Account.

(b) Without Secured Party's prior written consent, except to the extent permitted by Section 3(a) hereof: (i) neither Customer nor any party other than Secured Party may withdraw any Collateral from the Securities Account; and (ii) Intermediary will not comply with any entitlement order or request to withdraw any Collateral from the Securities Account given by any party other than Secured Party.

(c) Upon receipt of either written or oral notice from Secured Party: (i) Intermediary shall promptly cease complying with entitlement orders and other instructions concerning the Collateral, including the Securities Account, from all parties other than Secured Party; and (ii) Intermediary shall not make any further distributions of any Collateral to any party other than Secured Party, nor permit any further voluntary changes in the financial assets.

4.       INTERMEDIARY'S REPRESENTATIONS AND WARRANTIES.
Intermediary represents and warrants to Secured Party that:

(a) The Securities Account is maintained with Intermediary solely in Customer's name.

(b) Intermediary has no knowledge of any claim to, security interest in or lien upon any of the Collateral, except: (i) the security interests in favor of Secured Party; and (ii) Intermediary's liens securing fees and charges, or payment for open trade commitments, as described in Section 4(c) hereof.

(c) Any claim to, security interest in or lien upon any of the Collateral which Intermediary now has or at any time hereafter acquires shall be junior and subordinate to the security interests of Secured Party in the Collateral, except for Intermediary's liens securing: (i) fees and charges owed by Customer with respect to the operation of the Securities Account; and (ii) payment owed to Intermediary for open trade commitments for purchases in and for the Securities Account.

5. AGREEMENTS OF INTERMEDIARY AND CUSTOMER. Intermediary and Customer agree that:

(a) Intermediary shall flag its books, records and systems to reflect Secured Party's security interests in the Collateral, and shall provide notice thereof to any party making inquiry as to Customer's accounts with Intermediary to whom or which Intermediary is legally required or permitted to provide information.

(b) Intermediary shall send copies of all statements relating to the Securities Account simultaneously to Customer and Secured Party.

(c) Intermediary shall promptly notify Secured Party if any other party asserts any claim to, security interest in or lien upon any of the Collateral, and Intermediary shall not enter into any control, custodial or other similar agreement with any other party that would create or acknowledge the existence of any such other claim, security interest or lien.

(d) Without Secured Party's prior written consent, Intermediary and Customer shall not amend or modify the Account Agreement, other than: (i) amendments to reflect ordinary and reasonable changes in Intermediary's fees and charges for handling the Securities Account; and (ii) operational changes initiated by Intermediary as long as they do not alter any of Secured Party's rights hereunder.

(e) Neither Intermediary nor Customer shall terminate the Account Agreement without giving thirty (30) days' prior written notice to Secured Party.

6.  MISCELLANEOUS.

(a) This Agreement shall not create any obligation or duty of Intermediary except as expressly set forth herein.

(b) As to the matters specifically the subject of this Agreement, in the event of any conflict between this Agreement and the Account Agreement or any other agreement between Intermediary and Customer, the terms of this Agreement shall control.

(c) All notices, requests and demands which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing (unless otherwise specifically provided) and delivered to each party at the address or facsimile number set forth below its signature, or to such other address or facsimile number as any party may designate by written notice to all other parties. Each such notice, request and demand shall be deemed given or made as follows: (i) if sent by hand delivery, upon delivery; (ii) if sent by facsimile, upon receipt; and (iii) if sent by mail, upon the earlier of the date of receipt or three (3) days after deposit in the U.S. mail, first class and postage prepaid.

(d) This Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, legal representatives, successors and assigns of the panties; provided however, that Intermediary may not assign its obligations hereunder without Secured Party's prior written consent. This Agreement may be amended or modified only in writing signed by all parties hereto.

(e) This Agreement shall terminate upon: (i) Intermediary's receipt of written notice from Secured Party expressly stating that Secured Party no longer claims any security interest in the Collateral; or (ii) termination of the Account Agreement pursuant to Section 5(e) hereof and Intermediary's delivery of all Collateral to Secured Party or its designee in accordance with Secured Party's written instructions.

(f) This Agreement shall be governed by and construed in accordance with the laws of the State of California.

(g) This Agreement replaces and supercedes in its entirety that certain Securities Account Control Agreement executed by the parties hereto as of June 12, 2001.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first se: forth above.











INTERMEDIARY:                      SECURED PARTY:

WELLS FARGO INVESTMENTS, LLC       WELLS FARGO BANK,
By:                                NATIONAL ASSOCIATION,
Title:                             By: /s/ Razia Damji
                                   Title: Vice
                                   President/Principal
By:
Title:                             Address:
                                   333 South Grand Avenue,
                                   Suite 940
Address:                           Los Angeles, CA 90071
1036 Anacapa Street
Santa Barbara, CA 93101
Attn: John Bork
FAX No: (805) 238-2279

CUSTOMER:

KIT MANUFACTURING COMPANY
By: /s/Bruce K. Skinner
Title: Vice President & Treasurer

Address:
530 East Wardlow Road
Long Beach, CA 90807
Attn: Bruce Skinner, Vice President and Treasurer
FAX No: (562) 426-8463










EXHIBIT 10.6

    SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

THIS SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT
(this "Amendment") is entered into as of January 10, 2002, by and between KIT MANUFACTURING COMPANY, a California corporation
("Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION
("Bank").

                            RECITALS

A. Borrower is currently indebted to Bank pursuant to the terms and conditions of that certain Amended and Restated Credit Agreement between Borrower and Bank dated as of June 12, 2001, as amended from time to time ("Credit Agreement"). Capitalized terms used herein without definition shall have the meanings ascribed to them in the Credit Agreement.

B. Pursuant to the Credit Agreement, Borrower remains indebted to Bank under a line of credit in the maximum principal amount of Six Million Dollars ($6,000,000.00) (the "Prior Line of Credit") which is evidenced by that certain promissory note dated June 12, 2001, as modified from time to time (the "Prior Line of Credit Note"). The Prior Line of Credit shall mature and become due and payable in full on June 30, 2002 and the outstanding principal balance as of the date hereof under the Prior Line of Credit is $4,635,093.29, plus accrued but unpaid interest.

C.        Borrower has requested that Bank restructure the Prior
Line of Credit and Bank has agreed to do so, subject to the terms and conditions contained herein.

NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Amended and Restated Credit Agreement and the Prior Line of Credit Note shall be amended as follows; provided, however, that nothing herein shall terminate any security interests in favor of Bank and all such security interests shall remain in full force and effect:

1.        Amendment to Section 1.1(a). Section 1.1 (a) of the
Credit Agreement is hereby deleted in its entirety, and the following substituted therefor:

"(a) Line of Credit. Subject to the terms and conditions of this Agreement, Bank hereby agrees to make advances to Borrower (i) from time to time up to and including February 9, 2002, not to exceed the aggregate principal amount of Seven Million Dollars ($7,000,000.00) and (ii) from time to time not to exceed any time on or after February 10, 2002 and at all times thereafter, the aggregate principal amount of Six Million Dollars ($6,000,000.00) ("Line of Credit"), provided, however, that on June 30, 2002 the outstanding principal balance shall be due and payable in full. The proceeds of the Line of Credit shall be used for working capital purposes. Borrower's obligation to repay advances under the Line of Credit shall be evidenced by a promissory note substantially in the form of Exhibit A attached hereto (the "Line of Credit Note"), all terms of which are incorporated herein by this reference."

The foregoing change shall become effective upon the execution and delivery to Bank of a promissory note substantially in the form of Exhibit A attached hereto (which promissory note shall replace and be deemed the Line of Credit Note defined in and made pursuant to the Credit Agreement) and the satisfaction of all other conditions precedent to the effectiveness of this Amendment set forth in Paragraph 3 hereto; provided, however, that outstanding advances under the Prior Line of Credit heretofore provided to Borrower by Bank in connection with the Prior Line of Credit shall be deemed outstanding advances under the Line of Credit Note in effect hereby.

2. Restructuring Fee. Borrower shall pay to Bank a non-refundable restructuring fee for the Line of Credit, equal to Ten Thousand Dollars ($10,000.00) (the "Restructuring Fee"), which shall be due and payable in full upon Borrower's execution and delivery to Bank of this Amendment.

3. Conditions Precedent. The obligation of Bank to amend the terms and conditions of the Credit Agreement as provided herein, shall not occur until the first business day that all of the following conditions are satisfied to Bank's satisfaction (the "Effective Date"), which shall in no event occur later that January 14, 2002:

(a) Documents. Bank shall have received, in form and substance satisfactory to Bank, each of the following:

(i)  This Amendment executed by Borrower.

(ii)                 Revolving Reducing Note executed by Borrower.

(iii) Such other documents as Bank may require under any other Section of this Amendment.

(b) Restructuring Fee. Bank shall have received the Restructuring Fee in immediately available funds.

(c) Fees and Costs. In addition to Borrower's obligations under the Credit Agreement and the other Loan Documents, Borrower shall reimburse Bank immediately upon demand for all costs and expenses, including reasonable attorneys' fees (including the allocated costs of Bank's in-house counsel) expended or incurred by Bank in connection with the negotiation and preparation of this Amendment.

4. General Release. In consideration of the benefits provided to Borrower under the terms and provisions hereof, Borrower hereunder hereby agree as follows ("General Release"):

(a) Borrower hereunder, for itself and on behalf of its respective successors and assigns, do hereby release, acquit and forever discharge Bank, all of Bank's predecessors in interest, and all of Bank's past and present officers, directors, attorneys, affiliates, employees and agents, of and from any and all claims, demands, obligations, liabilities, indebtedness, breaches of contract, breaches of duty or of any relationship, acts, omissions, misfeasance, malfeasance, causes of action, defenses, offsets, debts, sums of money, accounts, compensation, contracts, controversies, promises, damages, costs, losses and expenses, of every type, kind, nature, description or character, whether known or unknown, suspected or unsuspected, liquidated or unliquidated, each as though fully set forth herein at length (each, a "Released Claim" and collectively, the "Released Claims"), that Borrower hereunder now has or follows: may acquire as of the later of: (i) the date this Amendment becomes effective through the satisfaction (or waiver by Bank) of all conditions hereto; or (ii) the date that Borrower hereunder have executed and delivered this Amendment to Bank (hereafter, the "Release Date"), including without limitation, those Released Claims in any way arising out of, connected with or related to any and all prior credit accommodations, if any, provided by Bank, or any of Bank's predecessors in interest, to Borrower hereunder, and any agreements, notes or documents of any kind related thereto or the transactions contemplated thereby or hereby, or any other agreement or document referred to herein or therein.

(b) Borrower hereunder hereby acknowledge, represent and warrant to Bank as

Borrower understand the meaning and effect of Section 1542 of the California Civil Code which provides:

"Section 1542. GENERAL RELEASE: EXTENT. A GENERAL RELEASE DOES
NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT
TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE,
WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS
SETTLEMENT WITH THE DEBTOR."

(ii) With regard to Section 1542 of the California Civil Code, Borrower agree to assume the risk of any and all unknown, unanticipated or misunderstood defenses and Released Claims which are released by the provisions of this General Release in favor of Bank, and Borrower hereby waive and release all rights and benefits which they might otherwise have under Section 1542 of the California Civil Code with regard to the release of such unknown, unanticipated or misunderstood defenses and Released Claims.

(c) Each person signing below on behalf of Borrower hereunder acknowledges that he or she has read each of the provisions of this General Release. Each such person fully understands that this General Release has important legal consequences, and each such person realizes that they are releasing any and all Released Claims that Borrower may have as of the Release Date. Borrower hereunder hereby acknowledge that each of them has had an opportunity to obtain a lawyer's advice concerning the legal consequences of each of the provisions of this General Release.

(d) Borrower hereunder hereby specifically acknowledge and agree that: (i) none of the provisions of this General Release shall be construed as or constitute an admission of any liability on the part of Bank; (ii) the provisions of this General Release shall constitute an absolute bar to any Released Claim of any kind, whether any such Released Claim is based on contract, tort, warranty, mistake or any other theory, whether legal, statutory or equitable; and (iii) any attempt to assert a Released Claim barred by the provisions of this General Release shall subject Borrower hereunder to the provisions of applicable law setting forth the remedies for the bringing of groundless, frivolous or baseless claims or causes of action.

5. Miscellaneous. Except as specifically provided herein, all terms and conditions of the Credit Agreement remain in full force and effect, without waiver or modification. All terms defined in the Credit Agreement shall have the same meaning when used in this Amendment. This Amendment and the Credit Agreement shall be read together, as one document.

6. Reaffirmation: Certification. Borrower hereby remakes all representations and warranties contained in the Credit Agreement and reaffirms all covenants set forth therein. Borrower further certifies that as of the date of this Amendment there exists no Event of Default as defined in the Credit Agreement, nor any condition, act or event which with the giving of notice or the passage of time or both would constitute any such Event of Default.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first written above.




WELLS FARGO BANK,                  KIT MANUFACTURING COMPANY
NATIONAL ASSOCIATION

By: /s/Razia Damji                 By: /s/Bruce Skinner
Title: Vice President/Principal    Title: Vice President and Treasurer






                            EXHIBIT A

                     REVOLVING REDUCING NOTE

                          $7,000,000.00

                                         Los Angeles, California
                                                January 10, 2002

FOR VALUE RECEIVED, the undersigned KIT MANUFACTURING COMPANY ("Borrower") promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank") at its office at 333 So. Grand Avenue, 9t" Floor., Los Angeles, California, or at such other place as the holder hereof may designate, in lawful money of the United States of America and in immediately available funds, the principal sum of Seven Million Dollars ($7,000,000.00), or so much thereof as may be advanced and be outstanding, with interest thereon, to be computed on each advance from the date of its disbursement as set forth herein.

INTEREST:

(a) Interest. The outstanding principal balance of this Note shall bear interest (computed on the basis of a 360-day year, actual days elapsed) at a rate per annum equal to the Prime Rate in effect from time to time. The "Prime Rate" is a base rate that Bank from time to time establishes and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. Each change in the rate of interest hereunder shall become effective on the date each Prime Rate change is announced within Bank.

(b) Payment of Interest. Interest accrued on this Note shall be payable on the 15th day of each month, commencing
January 15, 2002.

(c) Default Interest. From and after the maturity date of this Note, or such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise, the outstanding principal balance of this Note shall bear interest until paid in full at an increased rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to four percent (4%) above the rate of interest from time to time applicable to this Note.

BORROWING AND REPAYMENT:

(a) Borrowing and Repayment. Borrower may from time to time during the term of this Note borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of this Note and of any document executed in connection with or governing this Note; provided however, that the total outstanding borrowings under this Note shall not at any time exceed the principal amount set forth above or such lesser amount as shall at any time be available hereunder. The unpaid principal balance of this obligation at any time shall be the total amounts advanced hereunder by the holder hereof less the amount of principal payments made hereon by or for any Borrower, which balance may be endorsed hereon from time to time by the holder. The outstanding principal balance of this Note shall be due and payable in full on June 30, 2002.

(b) Reductions in Availability. Notwithstanding the principal amount set forth above, the maximum principal amount available under this Note shall be reduced automatically and without further notice on February 10, 2002, by the amount of One Million Dollars ($1,000,000.00). If the outstanding principal balance of this Note on any such date is greater than the new maximum principal amount then available hereunder, Borrower shall make a principal reduction on this Note on such date in an amount sufficient to reduce the then outstanding principal balance hereof to an amount not greater than said new maximum principal amount.

(c) Advances. Advances hereunder, to the total amount of the principal sum stated above, may be made by the holder at the oral or written request of (i) Bruce Skinner or Bill Morgan, any one acting alone, who are authorized to request advances and direct the disposition of any advances until written notice of the revocation of such authority is received by the holder at the office designated above, or (ii) any person, with respect to advances deposited to the credit of any deposit account of any Borrower, which advances, when so deposited, shall be conclusively presumed to have been made to or for the benefit of each Borrower regardless of the fact that persons other than those authorized to request advances may have authority to draw against such account. The holder shall have no obligation to determine whether any person requesting an advance is or has been authorized by any Borrower.

(d) Application of Payments. Each payment made on this Note shall be credited first, to any interest then due and second, to the outstanding principal balance hereof.

EVENTS OF DEFAULT:

This Note is made pursuant to and is subject to the terms and conditions of that certain Amended and Restated Credit Agreement between Borrower and Bank dated as of June 12, 2001, as amended from time to time (the "Credit Agreement"). Any default in the payment or performance of any obligation under this Note, or any defined event of default under the Credit Agreement, shall constitute an "Event of Default" under this Note.

MISCELLANEOUS:

(a) Remedies. Upon the occurrence of any Event of Default, the holder of this Note, at the holder's option, may declare all sums of principal and interest outstanding hereunder to be immediately due and payable without presentment, demand, notice of nonperformance, notice of protest, protest or notice of dishonor, all of which are expressly waived by each Borrower, and the obligation, if any, of the holder to extend any further credit hereunder shall immediately cease and terminate. Each Borrower shall pay to the holder immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of the holder's in-house counsel), expended or incurred by the holder in connection with the enforcement of the holder's rights and/or the collection of any amounts which become due to the holder under this Note, and the prosecution or defense of any action in any way related to this Note, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary proceeding, contested matter or motion brought by Bank or any other person) relating to any Borrower or any other person or entity.

(b) Obligations Joint and Several. Should more than one person or entity sign this Note as a Borrower, the obligations of each such Borrower shall be joint and several.

(c) Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of California.




                            EXHIBIT A

This Note replaces and supersedes in its entirety that certain
Revolving Line of Credit Note dated June 12, 2001 in the maximum principal amount of $6,000,000.00.

IN WITNESS WHEREOF, the undersigned has executed this Note as of the date first written above.

KIT MANUFACTURING COMPANY

By: /s/Bruce Skinner
Title: Vice President and Treasurer















   KIT Manufacturing Company
     2001 Annual Report
      October 31, 2001
























KIT Manufacturing Company
Financial Highlights

       (Dollars in thousands except for share and per share amounts)

                                    2001      2000      1999         1998      1997
       Operating Results for the
       Years Ended October 31,
Sales                             $47,717    $47,919    $63,251   $61,030      $76,465
Net (loss) income                 $(2,527)     $(269)(1)   $373     $(357)     $(2,312)
Net (loss) income per share:
          Basic and diluted        ($2.46)    ($0.25)(1)  $0.34    ($0.32)      ($2.08)

Weighted-average shares outstanding:
       Basic and diluted        1,027,334  1,064,212  1,110,934 1,110,934    1,110,934

       Working capital             $3,499     $7,532     $7,476    $6,861       $7,215

       (1) Includes gain on sale of business property in Chino, California of $853,000, net of related income taxes, or $0.81 per share, and gain on sale of business property in McPherson, Kansas of $402,000, net of related income taxes, or $0.38 per share.












       About the Company:

       KIT Manufacturing Company produces manufactured homes and recreational vehicles (towable trailers) marketed by an independent dealer network in 21 states in the West, Midwest, South and Southeast, and Canada. KIT manufactured homes are permanent living structures that are built utilizing materials similar to conventional housing. KIT recreational vehicle products are used primarily for camping or vacation travel and provide a variety of living accommodations.

To Our Shareholders
     The significant operating losses suffered by KIT during fiscal 2001 were a direct reflection of the slumping national economy. The overall decline in consumer confidence, brought on by declining stock values from the failure of many "dot-com" businesses, tightening consumer credit, high gasoline prices, and the events of September 11, 2001, directly impacted sales of many types of high-dollar durable goods. This slowdown in retail purchases yielded poor financial performance in many sectors of the American business landscape. Especially hard hit were industries that focus on discretionary income spending such as the recreational vehicle industries. Manufactured home sales continue to be affected by the oversupply of finished product at the retail level and a more restrictive retail financing environment as lenders reacted to losses incurred from dealers as their financial problems increased.
  Despite the decline in the economy, the RV shows in Pomona, California and the National RV show in Louisville, Kentucky, held in September and November 2001, respectively, yielded significant favorable results for the RV division. KIT's newest product, a redesign of the Patio Hauler model, named the Extreme, was received by the dealer body and the retail public with considerable enthusiasm. This new model presented both sellers and buyers with a product that had not been seen before in a standard sport utility trailer. The styling, amenities, and the overall look and feel of the product was so appealing that the KIT RV sales department was overwhelmed with demand by current and potential dealers and retail consumers for the product. The dealer body agreed that the Extreme RV line, as well as the revamping of other KIT models, has made the KIT RV products more exciting and present a more attractive business opportunity to potential and existing dealers. As a result of the dealer shows in Pomona and Louisville, KIT has set up a number of new dealers. These new dealer sets have increased
KIT's market share approximately 42%. Management is confident that our continuing commitment to trouble-free quality standards and high-value RV's will continue to reward the Company through market expansion in meeting the demands of this highly competitive business.
  The manufactured homes division sales dollars decreased 3%, from $21.7 million in fiscal 2000 to $21.0 million in fiscal
2001. The number of manufactured homes sold decreased 39% from 595 homes in fiscal 2000 to 362 homes in fiscal 2001. Industry-wide, sales to dealers were down nearly 29% from 270,264 in 2000 to 192,050 homes in fiscal 2001. The overall industry sales decline was due to the continuing oversupply of homes on the market, as well as the tightening credit terms to potential retail buyers.
  The retail sales dealerships for the manufactured homes division, located in Nampa and Fruitland, Idaho, were consolidated with KIT Manufacturing through a buy-out of the minority partner during fiscal 2001. The KIT Courtyard venture continues to have a positive impact on the operations of KIT from the standpoint of sustaining factory production of manufactured homes. The retail outlets continue to market their multi-sectional homes under "land package" deals. This technique bundles the manufactured home with developed land in a subdivision setting and allows the retail customer the option of purchasing basically a "site" home. This makes the home and the land under it eligible for a conventional real estate mortgage loan in most states.
  KIT had no long-term debt at the end of the year and it has secured a commitment for additional funding for continued operations. Working capital declined to $3.5 million, but management believes the existing working capital and new line of credit are sufficient to provide he Company with funds necessary for continued operational maintenance and anticipated growth through fiscal 2002.
  We anticipate the first three months of fiscal 2002, the winter season, will be a difficult time for the manufactured home industry, as the unfavorable market conditions are improving very slowly. Management anticipates, however, that KIT should perform better than the industry, to some degree, because of the favorable results of the KIT Courtyard "land package" marketing concept described above.
  With respect to the recreational vehicle division, the industry is "exciting new" product driven. Management feels the newest product in the KIT line-up is generating considerable excitement and should help lift the sales and profits of the Company, even during the usual slow winter months. The Company anticipates that dealers will be stocking up on this innovative sport utility trailer and other redesigned KIT product in anticipation of a more favorable spring selling season, as "pent-up" demand from the retail buying public begins to affect the marketplace. First quarter operations should see an improvement over the prior years' normal seasonal slowdown. Your Company's management believes the business and marketing strategies described above will help give rise to profitable operations in fiscal 2002.

Sincerely,

  /s/Dan Pocapalia

Dan Pocapalia
Chairman of the Board, President and Chief Executive Officer

Recreational Vehicles

Having consistently produced and delivered high-quality, high-value products to our customers for 56 years, KIT remains one of the major manufacturers of towable travel trailers and fifth-wheels in the United States. KIT products are well known for their reliability and their retained value at "trade-in" time. KIT RV's are in high demand for the second-time and entry-level buyer, as well as the more knowledgeable buyer.

Over the past few years, the baby-boomer generation and younger families have discovered the affordability and comfort of recreational vehicle travel.

KIT's RV products incorporate high quality, reliable, name-brand appliances, along with stylish interior components and accessories. KIT produces a wide range of recreational vehicle products at its manufacturing facilities in Caldwell, Idaho under the brand names of Road Ranger, Companion, Millennium and Patio Hauler. KIT RV's measure from 19 to 39 feet in length and are more than eight feet wide and provide sleeping accommodations for 2 to 10 persons.

With the onset of model-year 2001, the Company revamped its product offering to respond to our customers' demands and improve our competitive position in the marketplace. Road Ranger and Companion products were divided into an entry-level and mid-line series to meet the specific needs of buyers.

The entry-level Road Ranger and Companion, designated as the LE series, included fourteen floor plans with basic interiors, features and options. These products could be upgraded with a deluxe interior package.

The mid-line Road Ranger and Companion, designated as the Limited series, provided five floor plans - three 27 foot and above travel trailers and two 27 foot and above fifth-wheels. These larger units included deluxe interior packages and could by upgraded with a specialized fiberglass package.

This  year's Road Ranger and Companion products also  offer  two
"lite"  floor plans and two sport utility trailers,  called  the
Sportster.   These  units cater to young  families  and  outdoor
enthusiasts.

KIT's high-end unit, the Millennium, was updated to include a fourth floor plan, which includes a full-kitchen slide-out. This line was updated with four luxurious interiors, deluxe furniture and even more cabinet space. We believe the dealer body has responded with great enthusiasm for this moderately-priced, high-end product.

As in past years, the Company's unique Patio Hauler continues to generate interest with its cargo area for hauling off-road vehicles and other sporting equipment. KIT is currently gearing up for some exciting updates to this product line-up in the 2002 model year.

Retail  prices for KIT floor plans range from $8,500 to $58,000.
This range covers approximately 80 percent of the travel trailer and fifth-wheel market.

KIT distributes its Road Ranger and Companion recreational vehicles to the retail consumer throughout the western United States and Western Canada. The Millennium and Patio Hauler models are retailed throughout 15 states in the continental United States. KIT provides its dealer network system with advertising, sales literature, a web site, training and other special support programs, along with its national reputation for product quality and service.

Manufactured Homes

Our   manufactured  homes  division  is  currently  experiencing unfavorable economic factors that are also affecting the entire manufactured homes industry. We have attempted to improve the performance of this division with value pricing and marketing innovations, coupled with a continuing emphasis on reducing operating costs and trouble-free operation.


The manufactured homes division builds both single and multi-sectioned dwellings designed to be transported to a prepared home site. Multi-sectioned homes offer the appearance and living space of traditional site-built homes and have become the dominant portion of our sales. KIT homes are built in a controlled environment, which minimizes the variables inherent in outdoor construction. By standardizing construction methods, we can build homes with greater efficiency and higher quality at a lower cost than site-built homes with the same features. Our 28 and 32 foot multi-sectioned homes are creating excitement in our market.

The manufactured homes division continues to aggressively develop new products that incorporate innovative floor plans, modern colors and functional design. KIT manufactured homes are distributed from production facilities in Caldwell, Idaho through a network of approximately 34 dealers located in nine western states.

The manufactured homes division also continues to participate in the retail sales partnership located in Nampa and Fruitland, Idaho. These retail centers, known as KIT Courtyards, have had a positive impact on the operations of KIT from the standpoint of sustaining factory production of manufactured homes. Additionally, the venture now markets their multi-sectional homes under "land package" deals. This technique bundles the manufactured home with developed land in a subdivision setting and allows the retail customer the option of purchasing basically a "site" home. This makes the manufactured home and the land under it eligible for a conventional real estate mortgage loan in most states.

KIT homes are marketed in four product lines. Our Cypress homes offer the budget conscious entry-level buyer an ideal way to purchase their first home. Our Sunrise residential series is primarily for placement in sub-divisions and offers all of the amenities of a site-built home without the site built costs. More expansive and luxurious, our SierraXL homes provide a wide array of styles and custom features, giving the discriminating purchaser supreme comfort at an affordable price. Our true top-of-the-line home, the Golden State, provides outstanding value for individuals who place a premium on elegance and style. We have 52 floor plans available, with living space ranging from approximately 800 to more than 2,500 square feet. Retail prices, exclusive of land costs, range from approximately
$25,000 to $135,000.

As the nation continues to search for solutions to the problem of affordable, single-family housing, KIT stands ready to provide attractive, trouble free, energy-efficient homes at competitive prices.







KIT Manufacturing Company

Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

Sales declined 13% to $41.7 million compared to fiscal 2000 when sales were $47.9 million. The net loss for the year was $2,527,000, or $2.46 per share, in comparison to a net loss in fiscal 2000 of $269,000, or $0.25 per share. Sales decreases in the RV division have been significantly impacted from uncertainty in the economy and lower consumer confidence. Sales of manufactured homes have been impacted unfavorably by lenders' tightened credit standards as well as industry-wide excess finished goods inventory levels.

Recreational vehicle division sales decreased 21% to $20.7 million in fiscal 2001 from sales of $26.2 million in fiscal 2000. The overall decrease in RV shipments was 30%, down from 1,816 units in fiscal 2000 to 1,280 units in fiscal 2001. This decline consisted of a decrease in fifth-wheel model shipments from 558 units in fiscal 2000 to 439 units in fiscal 2001 and a decrease in travel trailer shipments from 1,258 units in fiscal 2000 to 841 units shipped in fiscal 2001. The model mix tended toward higher priced units in fiscal 2001.

Manufactured homes sales decreased 3% to $21.0 million in fiscal 2001 from sales of $21.7 million in fiscal 2000. This decline consisted of a 28% increase in shipments of single-section homes from 53 units in fiscal 2000 to 68 units in fiscal 2001 and a 46% decrease in shipments of multi-section homes from 542 units in fiscal 2000 to 294 units in fiscal 2001. Total unit shipments decreased 39% from 595 homes in fiscal 2000 to 362 homes in fiscal 2001. The significant reduction in unit shipments in the current year was partially offset by a shift in product mix to more expensive multi-sectioned homes that are now being bundled with developed land in a subdivision setting, as an alternative to traditional site built homes. The manufactured homes division also implemented modest price increases in fiscal 2001 and fiscal 2000 to counter increases in raw material costs. These results were partially offset by the inclusion of $3,990,000 of retail sales during the year ended October 31, 2001 as a result of the consolidation of the retail sales partnership during this period.


Gross profit as a percentage of sales decreased to 4% in fiscal
2001 in comparison to 7% in fiscal 2000. Although product margins for both divisions were marginally lower to those in the prior year, the disproportional reduction in gross profit compared to sales was due principally to the under absorption of fixed overhead costs brought about by the lower production and sales volumes.
The gross profit dollars decreased 54%, or $1,878,000, from $3,447,000 in fiscal 2000 to $1,569,000 in fiscal 2001. This decrease was due principally to the reduction of sales attributed to the recreational vehicle division, partially offset by $488,000 in gross profit recorded during the current fiscal year in connection with the consolidation of the retail sales partnership.

Selling, general and administrative expenses increased to 13% of sales in fiscal 2001 compared to 11% of sales in fiscal 2000. The selling, general and administrative dollars decreased 1%, or $44,000, from $5,464,000 in fiscal 2000 to $5,420,000 in fiscal 2001 due to operational cost cutting measures and personal realignments, partially offset by the inclusion of $971,000 of expenses from the consolidation of the retail sales partnership for the year ended October 31, 2001.

In fiscal 2001, the Company assumed significantly all responsibility in connection with the daily operations of the retail sales partnership. Although the original partnership agreement governing the relationship between the Company and the minority interest holder provided participating rights to the minority holder and thus precluded the Company from consolidating the retail sales partnership, the partnership's recurring losses and need for continued funding required the Company's attention. The retail sales partnership commenced operations in fiscal 1998 and has continued to perform substantially below expectations with losses trending significantly higher in each successive year. While lenders' tightened credit policies and industry-wide excess inventory levels were partially responsible for the partnership's poor performance, the Company's management raised some concerns regarding the minority interest holder's management of the partnership's operations in accordance with the original agreement. The partnership agreement specifically delegated day-to-day operating responsibility and decision making authority to the minority interest holder and it is management's belief that such responsibilities could have performed at a higher level, as evidenced by the poor operating results previously mentioned. As a result, in fiscal 2001, the Company continued to fund 100% of the partnership's working capital needs and also became substantially involved in the decision making process and daily operations of the partnership. Additionally, the Company purchased the minority interest holder's 30% interest in the partnership for $20,000 in cash and the assumption of $40,000 in debt and has consolidated its investment effective the beginning of fiscal 2001. In prior years, the Company accounted for this investment under the equity method of accounting. However, because the cumulative losses of the partnership exceeded the minority interest holder's investment in fiscal 1999, the Company began recording 100% of the equity in losses from that point forward.

The condensed statements of operations information for the retail sales partnership for the years ended October 31, 2001, 2000 and 1999 are disclosed in Note 2 of the Notes to Consolidated Financial Statements. The condensed balance sheet information for the retail sales partnership as of October 31, 2001 and 2000 is also disclosed in Note 2 of the Notes to Consolidated Financial Statements.

Equity in the loss of the retail sales partnership decreased from $651,000 in fiscal 2000 to $0 in fiscal 2001. The decrease is due to the aforementioned consolidation of the retail sales partnership in fiscal 2001, which had been accounted for under the equity method of accounting in the prior year.

During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,652,000, resulting in a gain of $1,455,000. During June 2000, the Company sold land and buildings located in McPherson, Kansas for consideration of $1,187,000, resulting in a gain of $621,000. Therefore, the total gain resulting from these two sales was $2,076,000. There were no such material sales of land or buildings in fiscal 2001.

Net interest expense of $248,000 in fiscal 2001, as compared to net interest income of $61,000 in fiscal 2000, was the result of higher average borrowings due principally to the inclusion of such borrowings from the consolidation of the retail sales partnership in fiscal 2001.


Fiscal 2000 compared to Fiscal 1999


Sales declined 24% to $47.9 million in fiscal 2000 compared to fiscal 1999 when sales were $63.3 million. The net loss for the period was $269,000, or $0.25 per share, in comparison to net income in fiscal 1999 of $373,000, or $0.34 per share. Sales decreases in the RV division were significantly impacted from rising interest rates and higher fuel costs. Sales of manufactured homes were impacted unfavorably by lenders' tightened credit standards as well as industry-wide excess finished goods inventory levels.

Recreational vehicle division sales decreased 19% to $26.2 million in fiscal 2000 from sales of $32.2 million in fiscal 1999. The overall decrease in RV shipments was 21%, down from 2,293 units in fiscal 1999 to 1,816 units in fiscal 2000. This decline consisted of a decrease in fifth-wheel model shipments from 788 units in fiscal 1999 to 558 units in fiscal 2000 and a decrease in travel trailer shipments from 1,505 units in fiscal 1999 to 1,258 units in fiscal 2000. The model mix tended toward higher priced units in fiscal 2000.

Manufactured homes sales decreased 30% to $21.7 million in fiscal 2000 from sales of $31.1 million in fiscal 1999. This decrease reflected a 36% decline in shipments of single-section homes from 84 units in fiscal 1999 to 54 units in fiscal 2000 and a 33% decrease in shipments of multi-section homes from 774 units in fiscal 1999 to 522 units in fiscal 2000. Total unit shipments decreased 33% from 858 homes in fiscal 1999 to 576 homes in fiscal 2000. The manufactured homes division implemented modest price increases in fiscal 2000 and fiscal 1999 to counter increases in raw material costs.

Gross profit as a percentage of sales decreased to 7% in fiscal
2000 in comparison to 10% in fiscal 1999. Although product margins for both divisions were marginally lower to those of the same period in the prior year, the disproportional reduction in gross profit compared to sales was due principally to the under absorption of fixed overhead costs brought about by the lower production and sales volumes. The gross profit dollars decreased 47%, or $3,060,000, from $6,507,000 in fiscal 1999 to $3,447,000 in fiscal 2000. This decrease was due principally to the reduction of sales attributed to both divisions, as previously described.

Selling, general and administrative expenses increased to 11% of sales in comparison to 9% of sales in fiscal 1999. The selling, general and administrative dollars decreased 6%, or $373,000, from $5,837,000 in fiscal 1999 to $5,464,000 in fiscal 2000 due to continued planned reductions in marketing and administrative costs.

Equity in the loss of the retail sales partnership increased 317% from $156,000 in fiscal 1999 to $651,000 in fiscal 2000.
The increase in losses was the result of the unfavorable environment for the retail sales of manufactured homes that existed during much of fiscal 2000.

During February 2000, the Company sold land and buildings located in Chino, California for consideration of $1,652,000, resulting in a gain of $1,455,000. During June 2000, the Company sold land and buildings located in McPherson, Kansas for consideration of $1,187,000, resulting in a gain of $621,000. The total gain resulting from these two sales was $2,076,000. There were no such material sales of land or buildings in fiscal 1999.

Net interest income of $61,000 in fiscal 2000, as compared to net interest income of $58,000 in fiscal 1999, was the result of higher average cash investments, partially offset by higher average borrowings in fiscal 2000 as compared to fiscal 1999.


Liquidity and Capital Resources


In the current year, the Company has borrowed on its line of credit, as amended, to increase its inventory levels at the end of the year to provide for anticipated sales in 2002 and to continue funding of the retail sales partnership. Although there have been increases in the Company's cash and cash investments ($1,502,000), accounts receivable ($238,000) and inventory ($3,643,000) since October 31, 2000, working capital has decreased by $4,033,000. This decrease in working capital is primarily due to increases in the line of credit ($4,056,000), accounts payable ($1,811,000), various accrued expenses ($1,100,000) and the inclusion of the retail flooring liability ($1,850,000) as a result of the consolidation of the retail sales partnership (see Note 2 of the Notes to Consolidated Financial Statements). It should also be noted that such increases in the previously mentioned accounts, most notably inventory and accounts payable, are also partially a result of the consolidation of the retail sales partnership in fiscal 2001. The current ratio (i.e., the ratio of current assets to current liabilities) decreased to 1.3:1 at October 31, 2001 compared to 2.9:1 at October 31, 2000.

The Company's liquidity position as reflected in the current ratio, working capital, $2,494,000 available under its line of credit and $114,000 available under the retail flooring liability are considered adequate to meet present and reasonably foreseeable working capital requirements over the next twelve months. In January 2002, the Company amended its line of credit with a commercial bank, which allowed the Company to borrow up to $7,000,000 at the prime rate of interest (4.75 percent at January 31, 2002). This line of credit is collateralized by the Company's cash, accounts receivable and inventory, and expires on June 30, 2002. The agreement requires that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit and also contains certain financial covenants requiring, among other things, a minimum tangible net worth, and current ratio.


The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $2,527,000 and $269,000 and recorded net income of $373,000 for the years ended October 31, 2001, 2000 and 1999, respectively. The Company has used cash from operating activities of $2,311,000, $1,720,000 and provided cash from operating activities of $2,004,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

The Company has funded its financial needs primarily through operations and its existing line of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its existing line of credit, as amended, and working capital of $3,499,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

In February 2002, management received a commitment from a bank for a new $3,500,000 credit facility, collateralized by substantially all of the Company's previously unencumbered land and commercial buildings, as well as certain trade receivables, inventories and equipment (see Note 5 of the Notes to Consolidated Financial Statements). Until the new committment is funded, the Company has obtained short-term funds of up to $2.5 million collateralized by certain assests of the Chairman of the Company. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. Management also plans to continue its internal cost reduction initiatives that were implemented in previous years. Additionally, management believes that sales will increase and margins will improve, and with the additional funding provided under a new long-term credit facility, the Company should have sufficient capital resources to sustain its operations through fiscal year 2002. Should the Company require further capital resources during 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company.


Common Stock Buyback Program

In September 1999, the Company approved the repurchase of up to 100,000 shares of the Company's common stock on the open market during a period of not more than 12 months. The 100,000 common shares authorized for repurchase represented 9% of the then outstanding stock of the Company. During fiscal 2000, under this program, the Company purchased 83,600 shares of common stock at an average price of $5.98 per share, exclusive of fees and commissions. No common shares were purchased in fiscal 2001.


  KIT Manufacturing Company
Consolidated Balance Sheets

       October 31,                                                2001            2000
       ASSETS
       Current Assets
           Restricted cash and cash investments                $5,991,000        $4,489,000
           Accounts receivable, net of allowance for doubtful
             accounts of $29,000 at October 31, 2001 and 2000   3,025,000         2,446,000
           Accounts receivable from retail sales partnership          -             341,000
           Inventories                                          6,441,000         2,798,000
           Prepaids and other assets                              120,000           324,000
           Deferred income taxes                                  930,000         1,025,000
          Total Current Assets                                 16,507,000        11,423,000

       Property, Plant and Equipment, at cost
           Land                                                   576,000           576,000
           Buildings and improvements                           7,172,000         6,779,000
           Machinery and equipment                              4,046,000         3,939,000
                                                               11,794,000        11,294,000
              Less: accumulated depreciation                   (6,349,000)       (5,657,000)
                                                                5,445,000         5,637,000
       Deferred income taxes                                      180,000              -
       Other assets                                               221,000           286,000

                                                              $22,353,000       $17,346,000

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Line of credit                                      $4,056,000       $     -
           Accounts payable                                     2,629,000           818,000
           Retail flooring liability                            1,850,000             -
           Note payable                                           300,000             -
           Accrued payroll and payroll related liabilities      1,344,000           903,000
           Accrued marketing programs                             727,000           471,000
           Accrued expenses                                     2,102,000         1,699,000
          Total Current Liabilities                            13,008,000         3,891,000
        Deferred income taxes                                         -           1,487,000
        Losses in excess of investments in and advances to
             retail sales partnership                                 -              96,000
                                                               13,008,000         5,474,000
       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,027,334 shares
             at October 31, 2001 and 2000                         694,000           694,000
           Additional paid-in capital                             775,000           775,000
           Retained earnings                                    7,876,000        10,403,000
               Total Shareholders' Equity                       9,345,000        11,872,000

                                                              $22,353,000       $17,346,000

 The accompanying notes are an integral part of these consolidated financial statements.


       KIT Manufacturing Company
       Consolidated Statements of Income

       For the Years Ended October 31,             2001            2000           1999
       Sales                                     $41,717,000   $46,391,000      $61,101,000
       Sales to retail sales partnership                  -      1,528,000        2,150,000
                                                  41,717,000    47,919,000       63,251,000
       Costs and expenses
           Cost of sales                          40,148,000    43,373,000       55,179,000
           Cost of sales to retail sales
               partnership                                -      1,099,000        1,565,000
           Selling, general and admin. expenses    5,420,000     5,464,000        5,837,000
           Equity in loss of retail sales
               partnership                                -        651,000          156,000
                                                  45,568,000    50,587,000       62,737,000

       Operating (loss) income                    (3,851,000)   (2,668,000)         514,000

       Other income (expense)
         Gain on sale of property, plant
           and equipment                                  -      2,076,000               -
         Interest income                             298,000       246,000          165,000
         Interest expense                           (546,000)     (185,000)        (107,000)

       (Loss) income before income taxes          (4,099,000)     (531,000)         572,000
       (Benefit) provision for income taxes       (1,572,000)     (262,000)         199,000
       Net (loss) income                         $(2,527,000)    $(269,000)       $ 373,000
       Net (loss) income per share:
         Basic and diluted                            ($2.46)       ($0.25)           $0.34
       Weighted-average shares outstanding:
         Basic and diluted                         1,027,334     1,064,212        1,110,934


       Consolidated Statements of Shareholders' Equity
                                   Common Stock        Additional       Retained
                                  Shares   Amount   Paid-In Capital     Earnings       Total
       Balance, October 31, 1998  1,110,934 $750,000  $842,000       $10,676,000    $12,268,000
           Net income                                                    373,000        373,000
       Balance, October 31, 1999  1,110,934  750,000    842,000       11,049,000     12,641,000
           Purchase of common stock (83,600) (56,000)   (67,000)        (377,000)      (500,000)
           Net loss                                                     (269,000)      (269,000)
       Balance, October 31, 2000  1,027,334  694,000    775,000       10,403,000     11,872,000
           Net loss                                                   (2,527,000)    (2,527,000)
       Balance, October 31, 2001  1,027,334 $694,000   $775,000       $7,876,000     $9,345,000

The accompanying notes are an integral part of these consolidated financial statements.



       KIT Manufacturing Company
       Consolidated Statements of Cash Flows

       For the Years Ended October 31,           2001             2000            1999
       Cash Flows From Operating Activities:
        Cash received from customers          $ 43,329,000    $47,664,000      $62,344,000
        Interest received                          298,000        246,000          165,000
        Income taxes received                      133,000             --          107,000
        Cash paid to suppliers and employees   (45,525,000)   (49,367,000)     (60,505,000)
        Interest paid                             (546,000)      (185,000)        (107,000)
        Income taxes paid                              --         (78,000)             --
     Net cash (used in) provided by operating
         activities                             (2,311,000)    (1,720,000)       2,004,000

     Cash Flows From Investing Activities:
        Purchase of property, plant and
             equipment                            (70,000)      (316,000)         (455,000)
       Proceeds from disposals of property,
             plant and equipment                   85,000      2,839,000            32,000
        Investment in and advances to
             retail sales partnership                  --        (545,000)         (80,000)
        Cash from consolidation of retail
             sales partnership                      94,000            --               --

    Net cash provided by (used in) investing
       activities                                 109,000      1,978,000          (503,000)
     Cash Flows From Financing Activities:
       Proceeds from short-term borrowings      18,174,000     16,806,000       14,693,000
       Principal payments on short-term
              borrowings                       (14,470,000)   (16,806,000)     (14,693,000)
       Purchase of treasury stock                      --        (500,000)            --
     Net cash provided by (used in)
           financing activities                  3,704,000       (500,000)            --
     Net increase (decrease) in cash and
           cash investments                      1,502,000       (242,000)       1,501,000
     Restricted cash and cash investments
           at beginning of year                  4,489,000      4,731,000        3,230,000
     Restricted cash and cash investments
           at end of year                       $5,991,000     $4,489,000       $4,731,000

     Reconciliation of Net(Loss)Income to Net Cash (Used in) Provided by Operating Activities:

     Net (loss) income                         $(2,527,000)    $ (269,000)        $373,000
     Adjustments to reconcile net (loss) income
        to net cash (used in) provided by operating activities:
     Depreciation and amortization                 566,000        465,000           609,000
     Gain on sale of property, plant and
         equipment                                     --      (2,076,000)             --
     Deferred income taxes                      (1,572,000)      (291,000)          168,000
     Equity in loss of retail sales partnership        --         651,000           156,000
     Changes in operating assets and liabilities:
     Accounts receivable                         (344,000)      2,160,000          (906,000)
     Inventories                               (1,379,000)       (344,000)        2,367,000
     Prepaids and other assets                    278,000        (263,000)          103,000
     Accounts payable and accruals              2,667,000      (1,753,000)         (866,000)
     Net cash (used in) provided by operating
        activities                            $(2,311,000)    $(1,720,000)       $2,004,000

The accompanying notes are an integral part of these consolidated financial statements.

KIT Manufacturing Company
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Consolidating Principles
            The accompanying consolidated financial statements include the accounts of KIT Manufacturing Company and its wholly-owned subsidiary, Housing Solutions, LLC (collectively, the
"Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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


Risks and Uncertainties

The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $2,527,000 and $269,000 and recorded net income of $373,000 for the years ended October 31, 2001, 2000 and 1999, respectively. The Company has used cash from operating activities of $2,311,000, $1,720,000 and provided cash from operating activities of $2,004,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

The Company has funded its financial needs primarily through operations and its existing line of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its existing line of credit, as amended, and working capital of $3,499,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

In February 2002, management received a commitment from a bank for a new $3,500,000 credit facility, collateralized by substantially all of the Company's previously unencumbered land and commercial buildings, as well as certain trade receivables, inventories and equipment (see Note 5 of the Notes to Consolidated Financial Statements). Until the new committment is funded, the Company has obtained short-term funds of up to $2.5 million collateralized by certain assests of the Chairman of the Company. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. Management also plans to continue its internal cost reduction initiatives that were implemented in previous years. Additionally, management believes that sales will increase and margins will improve, and with the additional funding provided under a new long-term credit facility, the Company should have sufficient capital resources to sustain its operations through fiscal year 2002. Should the Company require further capital resources during 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company.


Valuation of Inventories
     Inventories are stated at the lower of cost (last-in, first-out for material and first-in, first-out for labor and overhead) or market.


Investments
      In fiscal year 2001, the Company maintained a 100% interest in Housing Solutions LLC (the "retail sales partnership") whose principal business is selling manufactured homes to private individuals through its two retail dealerships. The Company's relationship with each respective retail dealership was governed by a 5 year operating agreement that provided few protective and no participating rights to the Company. Also in fiscal 2001, the Company negotiated the termination of this operating agreement, purchased the minority interest holder's 30% interest in the retail sales partnership and assumed significantly all responsibility in connection with its daily operations (refer to Note 2). As a result, the Company has consolidated its investment effective the beginning of fiscal 2001. In prior years, the Company accounted for this investment under the equity method of accounting. However, because the cumulative losses of the partnership exceeded the minority interest holder's investment beginning in fiscal 1999, the Company began recording 100% of the equity in losses from that point forward.


Property, Plant and Equipment
     For financial reporting purposes, depreciation and amortization of property, plant and equipment is generally provided for on a straight-line basis, using estimated useful lives of 10 years for land improvements, 20 to 33-1/3 years for buildings and improvements, 3 to 10 years for equipment and lease terms for leasehold improvements. Upon sale or disposition of assets, any gain or loss is included in operations. Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred; expenditures for betterments and major renewals are capitalized.

      Assessments whether there has been a permanent impairment in the value of property, plant and equipment are periodically performed by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors.
Management believes no permanent impairment has occurred.


Revenue Recognition

Product sales and related cost of sales are recognized as revenues provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. For the recreational vehicle division, shipping terms are FOB destination. Title and risk of ownership are transferred when the unit has been delivered to the customer/dealer, at which time the sale is recognized as revenue. For the manufactured homes division, shipping terms are FOB shipping point and title and risk of ownership are transferred to the customer/dealer at that time. Accordingly, sales are recognized as revenue at the time units are shipped. The Company provides for estimated future returns of inventory under the narrowly defined terms in which the Company may be required to repurchase such inventory (refer to Note 8) and the estimated costs of warranty at the time of sale based on historical experience. Actual results have been within management's expectations.

Income Taxes
     The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, and after the consideration of available tax strategies, to reduce deferred tax assets to the amount expected to be realized.

Basic and Diluted Loss or Income Per Share
     Basic loss or income per share is computed based on the weighted-average number of shares outstanding during each year.
Diluted loss or income per share is computed based on the sum of the weighted-average number of shares outstanding plus potential common shares arising out of stock options, unless the inclusion of such options would result in antidilution. The Company's loss and income amounts used for per share calculations are the same for both the basic and diluted methods.
     There were no potential common shares included in the calculation of diluted per share amounts for the years ended October 31, 2001, 2000 and 1999 because the effect would have been antidilutive.


Insurance
     The Company is self-insured for workers' compensation for its plant locations, officers' and directors' liability, and product liability. The Company has recognized an estimated potential liability for known claims and incurred but not reported claims.


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


Stock Options
      The Company has adopted the disclosure-only provisions under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123").
Pro forma information is required by SFAS No.123, and has been determined as if the Company accounted for stock options under the fair value method as prescribed in the statement. The Company computed the compensation expense of the option granted using the methodology described in SFAS No. 123 and determined the result to be immaterial.


Reclassifications
     Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.




2. Investments
At October 31, 2000, the Company's investment in and advances to the retail sales partnership, net of the Company's pro rata share of cumulative equity in losses, was reflected as a noncurrent liability totalling $96,000. Additionally, the retail sales partnership reflected all advances from the Company as a component of current liabilities equal to $625,000 at October 31, 2000.

Effective November 1, 2000, the Company assumed significantly all responsibility in connection with the daily operations of the retail sales partnership. Although the original partnership agreement governing the relationship between the Company and the minority interest holder provided participating rights to the minority holder and thus precluded the Company from consolidating the retail sales partnership, the partnership's recurring losses and need for continued funding required the Company's attention. The retail sales partnership commenced operations in fiscal 1998 and has continued to perform substantially below expectations with losses trending significantly higher in each successive year. While lenders' tightened credit policies and industry-wide excess inventory levels were partially responsible for the partnership's poor performance, the Company's management raised some concerns regarding the minority interest holder's management of the partnership's operations in accordance with the original agreement. The partnership agreement specifically delegated day-to-day operating responsibility and decision making authority to the minority interest holder and it is management's belief that such responsibilities could have performed at a higher level, as evidenced by the poor operating results previously mentioned. As a result, in fiscal 2001, the Company continued to fund 100% of the partnership's working capital needs and also became substantially involved in the decision making process and its daily operations. Additionally, the Company purchased the minority interest holder's 30% interest in the partnership for $20,000 in cash and the assumption of $40,000 in debt and has consolidated its investment effective the beginning of fiscal 2001. In prior years, the Company accounted for this investment under the equity method of accounting. However, because the cumulative losses of the partnership exceeded the minority interest holder's investment in fiscal 1999, the Company began recording 100% of the equity in losses from that point forward.

The condensed financial information of the retail sales partnership is as follows at October 31, 2001 and 2000, and for each of the three years in the period ended October 31, 2001.


                                              2001       2000          1999

Condensed Statement of Income Information:
      Sales                              $ 3,990,000   $ 3,720,000    $3,912,000
      Cost of sales                        3,502,000     3,317,000     3,173,000
      Selling, general and administrative
          expenses                          971,000        823,000       813,000
      Interest expense                      266,000        201,000       149,000

     Net loss                             $(749,000)     $(621,000)    $(223,000)

Condensed Balance Sheet Information:
      Current assets                     $2,128,000     $2,602,000
      Noncurrent assets                     334,000        389,000
                                         $2,462,000     $2,991,000

     Current liabilities                 $3,922,000     $3,681,000
     Noncurrent liabilities                  10,000         31,000
     Members' deficit                    (1,470,000)      (721,000)
                                         $2,462,000     $2,991,000


3.  Inventories
    Inventories are summarized as follows:
     October 31,                                      2001             2000
       Raw material                                   $1,810,000       $1,664,000
       Work in process                                 1,336,000          597,000
       Finished goods                                  3,295,000          537,000
                                                      $6,441,000       $2,798,000

    The excess of current replacement cost over last-in, first-out cost was $650,000 at October 31, 2001 and $649,000 at October 31,
2000.



4. Shareholders' Equity

Stock Options
     In June 1994, the Company granted to five officers of the Company, options to purchase up to 96,944 shares of the Company's common stock, at 100% of the then fair value, or $10.38 per share. Also in June 1994, the Company granted to one such officer an additional option to purchase up to 35,056 shares of the Company's common stock, at 110% of the then fair value, or $11.41 per share. In June 1999, the Company granted to one officer of the Company, options to purchase up to 40,000 shares of the Company's common stock, at 100% of the then fair value, or $7.00 per share. Options granted vest in four equal annual installments beginning one year after the date of grant and remain outstanding (subject to termination of employment, death or permanent disability of the holder, as set forth in the option agreements) for a period of 7 years. Of the initial grants, options to purchase 55,000 shares have been retired due to the termination of one grantee and the death of a second grantee. The option to purchase the 35,056 additional shares of the Company's common stock was also retired in June 1999. The option to purchase the 40,000 additional shares of the Company's common stock was also retired due to the death of the grantee in April 2001. On October 31, 2001, 2000 and 1999, total unexercised options were 41,944, 81,944 and 81,944, of which 41,944, 51,944 and 41,944 options, respectively, were exercisable.

Stock Repurchase
      On September 14, 1999, the Board of Directors authorized the Company to repurchase up to 100,000 common shares on the open market during a period of not more than 12 months.
The 100,000 common shares authorized for repurchase represented 9% of the then outstanding common stock of the Company.
Through October 31, 2000, the Company, under the repurchase plan, purchased 83,600 common shares. No common shares were purchased in fiscal 2001.

5. Bank Credit Lines
     At October 31, 2001 the Company is party to a $6,000,000 revolving credit agreement with a bank, which expires in June 2002, that provides financing of seasonal working capital requirements. Major provisions of the agreement include interest at the lesser of the bank's prime rate or market rate (5.5 percent at October 31, 2001), certain minimum requirements as to the Company's working capital and debt-to-equity ratio and minimum cash and cash investment deposit requirements with the bank in an amount equal to or greater than the aggregate amount borrowed against the line. At October 31, 2001, the balance on the revolving credit line was $4,056,000, which was collateralized by the Company's cash, accounts receivable, and inventory. The agreement further required that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit. Interest costs charged to expense for the fiscal years 2001, 2000 and 1999 were $280,000, $185,000 and $107,000, respectively.

     In January 2002, the Company amended its line of credit with the bank to increase its permitted maximum borrowings to $7,000,000, less commercial and standby letters of credit totaling $450,000. All other terms and covenants, as described above, were unchanged.

     In February 2002, the Company was extended a commitment to enter into a new $3,500,000 working capital credit facility from a new bank. This new credit facility is due on demand, but only after November 1, 2002, and if no demand, then on December 31, 2002, and bears interest at a variable rate, which is determined as the greater of 7.5% or the bank's prime rate (4.75% in February 2002) plus 1.5%. Collateral for the new credit facility includes substantially all the Company's previously unencumbered land and commercial buildings, as well as certain trade receivables, inventories and equipment. There are no unused commitment fees, prepayment penalties, borrowing covenants or restrictions on cash and cash investments associated with this new credit facility. Until the new committment is funded, the Company has obtained short-term funds of up to $2.5 million collateralized by certain assests of the Chairman of the Company. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement.

6. Retail Flooring Liability

     Retail flooring liability represents borrowings from various financial institutions by the Company's retail sales partnership to finance inventory purchases of manufactured homes. The amount outstanding of $1,850,000 at October 31, 2001, was financed under agreements with floor plan lenders that provide for a security interest in the units financed and repayment at the time the units are sold. There was $114,000 of additional credit available under existing agreements with such lenders at October 31, 2001. Substantially all amounts outstanding bear interest at the prime rate (5.5% at October 31, 2001) plus one to three percent. Interest expense related to the retail flooring liability for the year ended October 31, 2001 was $221,000.

7. Note Payable

     Note payable consists of the following at October 31, 2001
     Note payable to a bank bearing interest at the prime rate plus 2.125%, interest payable in monthly instalments, principal balance due on demand.

     $300,000


8. Commitments and Contingencies
     The Company was contingently liable at October 31, 2001 to various financial institutions on repurchase agreements in connection with wholesale inventory financing. In general, inventory is repurchased by the Company at a moderate discount upon customer default with a financing institution and then resold through normal distribution channels. Historically, the net gain or loss on such resales has not been significant. The total selling value of finished units subject to such agreements as of October 31, 2001 and 2000 was approximately $6,936,000 and $7,715,000, respectively.
      In addition, the Company is contingently liable to financial institutions for standby letters of credit totaling $450,000 and $153,000 as of October 31, 2001 and 2000,
respectively. These letters of credit were established to satisfy the self-insured workers' compensation regulations of the states in which the Company conducts manufacturing operations.

     On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plaintiff $370,000 plus accrued interest thereon in damages, however, the verdict is currently under appeal with the Idaho State Supreme
Court. The outcome of the appeal is not known at this time, but the Company intends to defend its position vigorously.

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






9. Income Taxes
          The components of the provision (benefit) for income taxes are as follows:

       For the year ended October 31,                2001       2000          1999
       Current:
         Federal                                 $   -         $(1,000)       $26,000

         State                                       -          30,000          5,000

                                                     -          29,000         31,000

       Deferred:
             Federal                             (1,372,000)   (242,000)       125,000

             State                                 (199,000)    (49,000)        43,000

                                                 (1,571,000)   (291,000)       168,000

                                                $(1,571,000)  $(262,000)     $ 199,000

         The sources of deferred taxes were as follows:
       October 31,                                   2001           2000         1999
       Inventory cost capitalization               $ (22,000)   $(162,000)      $77,000
       Sales to retail sales partnership              32,000      (22,000)      (63,000)
       Accrued warranty costs                        (44,000)     (24,000)       68,000
       Workers' compensation reserves                (74,000)      53,000        78,000
      Non-deductible reserve                           3,000     (148,000)           -
       State income and franchise taxes               78,000       64,000       (11,000)
       Net operating loss carryforwards           (1,449,000)          -         19,000
       Product liability reserves                    (25,000)     (44,000)          -
       Depreciation                                  (70,000)      (8,000)          -
                                                 $(1,571,000)  $ (291,000)     $168,000

       Reconciliation of the effective tax rates and the U.S. statutory tax rate is summarized as follows:
 October 31,                                           2001           2000       1999
       Statutory tax rate                             (34.0%)       (34.0%)      34.0%
       Tax exempt interest                             (1.3)        (16.6)       (7.2)
       State tax provision, net of federal tax effect  (3.2)         (2.4)        5.5
       Business meals and entertainment                 0.2           1.6         1.9
       Officer's life insurance                          -            1.0          -
       Other                                             -            1.1         0.6
                                                      (38.3%)       (49.3%)        34.8%


       The components of the deferred tax asset and liability are as follows :
       October 31,                                  2001           2000
       Deferred tax asset:
          Allowance for doubtful accounts       $ 12,000        $ 15,000
          Inventory cost capitalization          184,000         162,000
          Sales to retail sales partnership       89,000         122,000
          Accrued warranty costs                 263,000         218,000
          Workers' compensation reserves         214,000         140,000
          Non-deductible reserve                 234,000         148,000
          State income and franchise taxes       112,000              -
          Net operating loss carryforwards     1,449,000         165,000
          Other                                   55,000          55,000

                                              $2,613,000      $1,025,000

       Deferred tax liability:
          State income and franchise taxes      $107,000       $  21,000
          Accelerated depreciation               300,000         371,000
          Involuntary conversion of plant
            facility and equipment             1,502,000       1,095,000

                                              $1,503,000      $1,487,000

 At October 31, 2001, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $3,790,000 and $4,050,000, respectively, which begin to expire in 2021 and 2002, respectively. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards.
Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.





 10. Segment Information

   The Company designs, manufactures and sells manufactured homes, which are relocatable, factory-built dwellings of single and multi-unit design. The Company also produces recreational vehicles designed as short-period accommodations for vacationers and truckers. As such, the Company's reportable segments are based on product lines. The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on operating income or losses. Each segment records expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest income, interest expense or gains or losses on the sales of plant facilities to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any year or year-end presented.





       October 31,                         2001           2000           1999
       (Dollars in thousands)
       SALES
            Manufactured homes              $21,047        $21,672        $31,088
            Recreational vehicles            20,670         26,247         32,163
            Total sales                     $41,717        $47,919        $63,251

       (LOSS) INCOME BEFORE INCOME TAXES
          Operating (loss) income
            Manufactured homes              $  (739)      $ (1,375)        $2,445
            Recreational vehicles            (3,112)        (1,293)        (1,931)
            Total operating (loss) income    (3,851)        (2,668)           514
          Gain on sale of property, plant
            and equipment                        -           2,076              -
          Interest income                       298            246            165
          Interest expense                     (546)          (185)          (107)

       (Loss) income before income taxes    $(4,099)        $ (531)          $572

       IDENTIFIABLE ASSETS
            Manufactured homes               $9,275         $9,849          $9,916
            Recreational vehicles            13,078          7,497           9,845

         Total assets                       $22,353        $17,346         $19,761

       DEPRECIATION AND AMORTIZATION
            Manufactured homes                 $219           $276            $308
            Recreational vehicles               347            189             301

         Total depreciation and amortization   $566           $465            $609










Report of Independent Accountants
To the Shareholders and Board of Directors
KIT Manufacturing Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of KIT Manufacturing Company and its subsidiary at October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
December 10, 2001, except for the fifth paragraph of Note 1 and the third paragraph Note 5, as to which the date is February 12, 2002


       KIT Manufacturing Company
       Selected Financial Data

       October 31,                  2001       2000       1999      1998        1997
       (Dollars in thousands
       except per share amounts)

       FISCAL YEAR
         Sales                    $41,717    $47,919    $63,251   $61,030      $76,465
         Net (loss) income        $(2,527)     $(269)(1)   $373     $(357)     $(2,312)
         Cash dividends paid          $ 0        $ 0        $ 0      $  0         $  0
         Capital expenditures       $  70       $316       $455      $578       $1,227
         Depreciation               $ 566       $465       $609      $639         $677

       AT YEAR-END
         Working capital           $3,499     $7,532     $7,476    $6,861       $7,215
         Current ratio              1.3:1      2.9:1      2.3:1     2.0:1        2.0:1
         Ppty, plnt & equip, net   $5,445     $5,637     $6,549    $6,735       $6,844
         Total assets             $22,353    $17,346    $19,761   $20,351      $21,137
         Long-term obligations         $0         $0         $0        $0           $0
         Shareholders' equity      $9,345    $11,872    $12,641   $12,268      $12,625

       PER SHARE
        Basic and diluted net
         (loss) income            $(2.46)     $(0.25)(1)  $0.34    $(0.32)      $(2.08)
        Shareholders' equity      $ 9.10      $11.16     $11.38    $11.04       $11.36

(1) Includes gain on sale of business property in Chino, California of $853,000, net of related income taxes, or $0.81 per share, and gain on sale of business property in McPherson, Kansas of $402,000, net of related income taxes, or $0.38 per share.





KIT Manufacturing Company
Quarterly Statistics
(Dollars in thousands except per share amounts)
(Unaudited)

Fiscal 2001                     First Quarter Second Quarter Third Quarter Fourth Quarter
Sales                                 $ 6,753      $12,154        $11,449       $11,361
Gross (loss) profit                      (306)         571            579           725
Loss before income taxes               (1,456)      (1,079)          (989)         (575)
Net loss                                 (866)        (643)          (614)         (404)
Basic and diluted net loss
        per share                      ($0.84)      ($0.63)        ($0.60)       ($0.39)



Fiscal 2000
Sales                                 $10,966      $14,908        $13,559          $ 8,486
Gross profit (loss)                     1,348        1,224            974              (99)
Income (loss) before income taxes         273        1,476             91           (2,371)
Net income (loss)                         177          865             53           (1,364)
Basic and diluted net income (loss)
             per share                  $0.16        $0.80          $0.05           ($1.26)





                               Market Prices of Common Stock

       Fiscal 2001      First Quarter  Second Quarter   Third Quarter Fourth Quarter
           High              $3.60         $3.21          $3.20         $2.60

           Low               $3.125        $3.10          $2.90         $2.54

           Dividends           0             0              0             0

       Fiscal 2000


          High              $5.625          $6.875        $7.1875        $6.75

          Low               $4.25           $5.25         $6.375         $4.875

          Dividends          0               0             0             0

KIT common stock is traded on the American Stock Exchange. The above table reflects the high and low sales prices for each quarterly fiscal period in the past two years.
There were approximately 346 shareholders of record on January 5, 2002.


Corporate Information

 Directors                             Stock Registrar and Transfer Agent
 Dan Pocapalia                         ChaseMellon Shareholder Services,
 Chairman of the Board,                L.L.C., Ridgefield Park, New Jersey
 Chief Executive Officer,
 President of KIT

 Fred W. Chel                          Legal Counsel
 Business Consultant,                  O'Melveny & Myers, LLP
 Custom Fibreglass                     Los Angeles, California
 Manufacturing Company

 Frank S. Chan, Jr.
 Certified Public Accountant,          Accountants
 Partner, Frank S. Chan & Company      PricewaterhouseCoopers LLP
                                       Los Angeles, California
 John W. H. Hinrichs
 Senior Vice President & Cashier,
 Farmers & Merchants Bank
 of Long Beach                         Form 10-K
                                       A copy of the Company's current annual
 John F.Zaccaro                        report filed with the Securities and
 President Academy of Medical          Exchange Commission(SEC)on Form 10-K,
 Films since 1991.                     exclusive of exhibits,will be furnish-
                                       ed to shareholders without charge upon
                                       written request to Marlyce A.Faldetta,
                                       Corporate Secretary, KIT Manufacturing
 Officers                              Company, Post Office Box 848, Long
 Dan Pocapalia                         Beach, California 90801.
 Chairman of the Board,
 Chief Executive Officer,
 and President                         Executive Offices
                                       KIT Manufacturing Company
 Bruce K. Skinner                      530 East Wardlow Road, P.O. Box 848
 Vice President and Treasurer          Long Beach, California 90801
                                       (562) 595-7451
 Matthew S. Pulizzi                    Website: www.kitmfg.com
 Vice President - Customer Relations
                                       Annual Meeting of Shareholders
 Marlyce A. Faldetta                   Tuesday, March 12, 2002, 9:00 A.M.
 Corporate Secretary                   Long Beach Marriott
                                       4700 Airport Plaza Drive
                                       Long Beach, California

February 13, 2002

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


Ladies and Gentlemen:

Attached is the EDGAR submission of Form 10-K for KIT
Manufacturing Company for the fiscal year ended October 31, 2001, as required by the Securities and Exchange Act of 1934.


Sincerely,

/s/Bruce K. Skinner

Bruce K. Skinner
Vice President & Treasurer

BKS/s
Enc.