Form 10-K/A
period 2001-10-31
KIT MANUFACTURING CO
filed 2002-03-14
CIK 56151

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

KIT MANUFACTURING COMPANY

By: /s/Bruce Skinner
Title: Vice President and Treasurer















                  KIT Manufacturing Company
                      2001 Annual Report
                       October 31, 2001
























KIT Manufacturing Company
Financial Highlights

(Dollars in thousands except for share and per share amounts)


Operating Results for the
       Years Ended October 31,      2001       2000       1999      1998         1997

Sales                             $47,717    $47,919    $63,251   $61,030      $76,465
Net (loss) income                 $(2,527)     $(269)(1)   $373     $(357)     $(2,312)
Net (loss) income per share:
          Basic and diluted        ($2.46)    ($0.25)(1)  $0.34    ($0.32)      ($2.08)

Weighted-average shares outstanding:
       Basic and diluted        1,027,334  1,064,212  1,110,934 1,110,934    1,110,934

       Working capital             $3,499     $7,532     $7,476    $6,861       $7,215

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


KIT Manufacturing Company
Consolidated Balance Sheets

       October 31,                                                2001            2000
       ASSETS
       Current Assets
           Restricted cash and cash investments                $5,991,000        $4,489,000
           Accounts receivable, net of allowance for doubtful
             accounts of $29,000 at October 31, 2001 and 2000   3,025,000         2,446,000
           Accounts receivable from retail sales partnership          -             341,000
           Inventories                                          6,441,000         2,798,000
           Prepaids and other assets                              120,000           324,000
           Deferred income taxes                                  930,000         1,025,000
          Total Current Assets                                 16,507,000        11,423,000

       Property, Plant and Equipment, at cost
           Land                                                   576,000           576,000
           Buildings and improvements                           7,172,000         6,779,000
           Machinery and equipment                              4,046,000         3,939,000
                                                               11,794,000        11,294,000
              Less: accumulated depreciation                   (6,349,000)       (5,657,000)
                                                                5,445,000         5,637,000
       Deferred income taxes                                      180,000              -
       Other assets                                               221,000           286,000

                                                              $22,353,000       $17,346,000

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Line of credit                                      $4,056,000       $     -
           Accounts payable                                     2,629,000           818,000
           Retail flooring liability                            1,850,000             -
           Note payable                                           300,000             -
           Accrued payroll and payroll related liabilities      1,344,000           903,000
           Accrued marketing programs                             727,000           471,000
           Accrued expenses                                     2,102,000         1,699,000
          Total Current Liabilities                            13,008,000         3,891,000
        Deferred income taxes                                         -           1,487,000
        Losses in excess of investments in and advances to
             retail sales partnership                                 -              96,000
                                                               13,008,000         5,474,000
       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,027,334 shares
             at October 31, 2001 and 2000                         694,000           694,000
           Additional paid-in capital                             775,000           775,000
           Retained earnings                                    7,876,000        10,403,000
               Total Shareholders' Equity                       9,345,000        11,872,000

                                                              $22,353,000       $17,346,000

 The accompanying notes are an integral part of these consolidated financial statements.


       KIT Manufacturing Company
       Consolidated Statements of Income

       For the Years Ended October 31,             2001            2000           1999
       Sales                                     $41,717,000   $46,391,000      $61,101,000
       Sales to retail sales partnership                  -      1,528,000        2,150,000
                                                  41,717,000    47,919,000       63,251,000
       Costs and expenses
           Cost of sales                          40,148,000    43,373,000       55,179,000
           Cost of sales to retail sales
               partnership                                -      1,099,000        1,565,000
           Selling, general and admin. expenses    5,420,000     5,464,000        5,837,000
           Equity in loss of retail sales
               partnership                                -        651,000          156,000
                                                  45,568,000    50,587,000       62,737,000

       Operating (loss) income                    (3,851,000)   (2,668,000)         514,000

       Other income (expense)
         Gain on sale of property, plant
           and equipment                                  -      2,076,000               -
         Interest income                             298,000       246,000          165,000
         Interest expense                           (546,000)     (185,000)        (107,000)

       (Loss) income before income taxes          (4,099,000)     (531,000)         572,000
       (Benefit) provision for income taxes       (1,572,000)     (262,000)         199,000
       Net (loss) income                         $(2,527,000)    $(269,000)       $ 373,000

       Net (loss) income per share:
         Basic and diluted                            ($2.46)       ($0.25)           $0.34

       Weighted-average shares outstanding:
         Basic and diluted                         1,027,334     1,064,212        1,110,934



       Consolidated Statements of Shareholders' Equity
                                   Common Stock           Additional      Retained
                                   Shares      Amount   Paid-In Capital   Earnings       Total
       Balance, October 31, 1998    1,110,934   $750,000   $842,000      $10,676,000    $12,268,000
           Net income                                                        373,000        373,000
       Balance, October 31, 1999    1,110,934    750,000    842,000       11,049,000     12,641,000
           Purchase of common stock   (83,600)   (56,000)   (67,000)        (377,000)      (500,000)
           Net loss                                                         (269,000)      (269,000)
       Balance, October 31, 2000    1,027,334    694,000    775,000       10,403,000     11,872,000
           Net loss                                                       (2,527,000)    (2,527,000)
       Balance, October 31, 2001    1,027,334   $694,000   $775,000      $ 7,876,000    $ 9,345,000

The accompanying notes are an integral part of these consolidated financial statements.



       KIT Manufacturing Company
       Consolidated Statements of Cash Flows

       For the Years Ended October 31,           2001             2000            1999
       Cash Flows From Operating Activities:
        Cash received from customers          $ 43,329,000    $47,664,000      $62,344,000
        Interest received                          298,000        246,000          165,000
        Income taxes received                      133,000             --          107,000
        Cash paid to suppliers and employees   (45,525,000)   (49,367,000)     (60,505,000)
        Interest paid                             (546,000)      (185,000)        (107,000)
        Income taxes paid                              --         (78,000)             --
     Net cash (used in) provided by operating
         activities                             (2,311,000)    (1,720,000)       2,004,000

     Cash Flows From Investing Activities:
        Purchase of property, plant and
             equipment                            (70,000)      (316,000)         (455,000)
       Proceeds from disposals of property,
             plant and equipment                   85,000      2,839,000            32,000
        Investment in and advances to
             retail sales partnership                  --        (545,000)         (80,000)
        Cash from consolidation of retail
             sales partnership                      94,000            --               --
    Net cash provided by (used in) investing
       activities                                 109,000      1,978,000          (503,000)

    Cash Flows From Financing Activities:
       Proceeds from short-term borrowings      18,174,000     16,806,000       14,693,000
       Principal payments on short-term
              borrowings                       (14,470,000)   (16,806,000)     (14,693,000)
       Purchase of treasury stock                      --        (500,000)            --
     Net cash provided by (used in)
           financing activities                  3,704,000       (500,000)            --

     Net increase (decrease) in cash and
           cash investments                      1,502,000       (242,000)       1,501,000
     Restricted cash and cash investments
           at beginning of year                  4,489,000      4,731,000        3,230,000
     Restricted cash and cash investments
           at end of year                       $5,991,000     $4,489,000       $4,731,000

     Reconciliation of Net(Loss)Income to Net Cash (Used in) Provided by Operating Activities:

     Net (loss) income                         $(2,527,000)    $ (269,000)        $373,000

     Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

     Depreciation and amortization                 566,000        465,000           609,000
     Gain on sale of property, plant and
         equipment                                     --      (2,076,000)             --
     Deferred income taxes                      (1,572,000)      (291,000)          168,000
     Equity in loss of retail sales partnership        --         651,000           156,000
     Changes in operating assets and liabilities:
     Accounts receivable                         (344,000)      2,160,000          (906,000)
     Inventories                               (1,379,000)       (344,000)        2,367,000
     Prepaids and other assets                    278,000        (263,000)          103,000
     Accounts payable and accruals              2,667,000      (1,753,000)         (866,000)
     Net cash (used in) provided by operating
        activities                            $(2,311,000)    $(1,720,000)       $2,004,000

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

In February 2002, management received a commitment from a bank for a new $3,500,000 credit facility, collateralized by substantially all of the Company's previously unencumbered land and commercial buildings, as well as certain trade receivables, inventories and equipment (see Note 5). Until the new committment is funded, the Company has obtained short-term funds of up to $2.5 million collateralized by certain assests of the Chairman of the Company. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. Management also plans to continue its internal cost reduction initiatives that were implemented in previous years. Additionally, management believes that sales will increase and margins will improve, and with the additional funding provided under a new long-term credit facility, the Company should have sufficient capital resources to sustain its operations through fiscal year 2002. Should the Company require further capital resources during 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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


                                              2001         2000          1999

Condensed Statement of Income Information:
      Sales                              $ 3,990,000   $ 3,720,000   $ 3,912,000
      Cost of sales                        3,502,000     3,317,000     3,173,000
      Selling, general and administrative
          expenses                          971,000        823,000       813,000
      Interest expense                      266,000        201,000       149,000

     Net loss                            $ (749,000)    $ (621,000)   $ (223,000)

Condensed Balance Sheet Information:
      Current assets                     $2,128,000     $2,602,000
      Noncurrent assets                     334,000        389,000
                                         $2,462,000     $2,991,000

     Current liabilities                 $3,922,000     $3,681,000
     Noncurrent liabilities                  10,000         31,000
     Members' deficit                    (1,470,000)      (721,000)
                                         $2,462,000     $2,991,000


3.  Inventories
    Inventories are summarized as follows:

     October 31,                                      2001             2000
       Raw material                                   $1,810,000       $1,664,000
       Work in process                                 1,336,000          597,000
       Finished goods                                  3,295,000          537,000
                                                      $6,441,000       $2,798,000

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

7. Note Payable

     Note payable consists of the following at October 31, 2001:
     Note payable to a bank bearing interest at the prime rate plus 2.125%, interest payable in monthly instalments, principal balance due on demand.

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






9. Income Taxes
          The components of the provision (benefit) for income taxes are as follows:

       For the year ended October 31,                2001       2000          1999
       Current:
         Federal                                 $   -         $(1,000)       $26,000

         State                                       -          30,000          5,000

                                                     -          29,000         31,000

       Deferred:
             Federal                             (1,373,000)   (242,000)       125,000

             State                                 (199,000)    (49,000)        43,000

                                                 (1,572,000)   (291,000)       168,000

                                                $(1,572,000)  $(262,000)     $ 199,000

         The sources of deferred taxes were as follows:
       October 31,                                   2001           2000         1999
       Inventory cost capitalization               $ (22,000)   $(162,000)      $77,000
       Sales to retail sales partnership              33,000      (22,000)      (63,000)
       Accrued warranty costs                        (44,000)     (24,000)       68,000
       Workers' compensation reserves                (74,000)      53,000        78,000
       Non-deductible reserve                        (85,000)    (148,000)           -
       State income and franchise taxes               86,000       64,000       (11,000)
       Net operating loss carryforwards           (1,451,000)          -         19,000
       Other                                         (15,000)     (52,000)          -

                                                 $(1,572,000)  $ (291,000)     $168,000

       Reconciliation of the effective tax rates and the U.S. statutory tax rate is summarized as follows:
 October 31,                                           2001           2000       1999
       Statutory tax rate                             (34.0%)       (34.0%)      34.0%
       Tax exempt interest                             (1.3)        (16.6)       (7.2)
       State tax provision, net of federal tax effect  (3.2)         (2.4)        5.5
       Business meals and entertainment                 0.2           1.6         1.9
       Officer's life insurance                          -            1.0          -
       Other                                             -            1.1         0.6
                                                      (38.3%)       (49.3%)      34.8%


       The components of the deferred tax asset and liability are as follows :
       October 31,                                  2001           2000
       Deferred tax asset:
          Inventory cost capitalization          184,000         162,000
          Sales to retail sales partnership       89,000         122,000
          Accrued warranty costs                 262,000         218,000
          Workers' compensation reserves         214,000         140,000
          Non-deductible reserve                 233,000         148,000
          Net operating loss carryforwards     1,616,000         165,000
          Other                                   15,000          55,000

                                              $2,613,000      $1,025,000

       Deferred tax liability:
          State income and franchise taxes      $107,000       $  21,000
          Accelerated depreciation               301,000         371,000
          Involuntary conversion of plant
            facility and equipment             1,095,000       1,095,000

                                              $1,503,000      $1,487,000

 At October 31, 2001, the Company has net operating loss carryforwards for federal and state tax purposes of approximately $3,790,000 and $4,050,000, respectively, which begin to expire in 2002. Ultimate realization of the deferred tax assets is dependent upon the Company generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.





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