Form 10-Q
period 2002-01-31
KIT MANUFACTURING CO
filed 2002-03-18
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

               For the Quarter Ended January 31, 2002
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,027,334 shares outstanding as of July 31, 2002.

                       1 of 14 Pages


























                              PART I

                       FINANCIAL INFORMATION























































                                 KIT Manufacturing Company
                           Consolidated Statements of Operations
                 (Dollars in Thousands Except Share and Per Share Amounts)
                                       (Unaudited)
                                                      Three months ended
                                                          January 31,
                                                        2002     2001
       Sales                                           $11,807   $6,753

       Costs and expenses
           Cost of sales                                11,150    7,059
           Selling, general and admin. exp               1,372    1,149


       Operating loss                                    (715)  (1,455)

       Other income (expense)

         Interest income                                    25       70
         Interest expense                                 (104)     (69)

       Loss before income taxes                           (794)  (1,454)
       Benefit for income taxes                           (321)    (588)
       Net loss                                           (473)    (866)
       Net loss per share:
         Basic and diluted                              ($0.46)  ($0.84)
       Weighted-average shares outstanding:
         Basic and diluted                           1,027,334 1,027,334


                         Consolidated Statements of Shareholders' Equity
                           (Dollars in Thousands Except Share Amounts)
                                          (Unaudited)

                                   Common Stock        Additional       Retained
                                  Shares   Amount   Paid-In Capital     Earnings       Total

       Balance, October 31, 2001  1,027,334 $694      $775               $7,876      $9,345
       Net loss                                                            (473)       (473)
       Balance, January 31, 2002  1,027,334 $694      $775               $7,403      $8,872

The accompanying notes are an integral part of these consolidated financial statements.

                            KIT Manufacturing Company
                           Consolidated Balance Sheets
             (Dollars in Thousands Except Share and Per Share Amounts)
                                  (Unaudited)
                                                              January 31,   October 31,
                                                                 2002          2001
       ASSETS
       Current Assets
           Restricted cash and cash investments                $6,075         $5,991
           Accounts receivable, net                             4,049          3,025
           Inventories                                          6,436          6,441
           Prepaids and other assets                              711            120
           Deferred income taxes                                  930            930
          Total Current Assets                                 18,201         16,507

       Property, plant and equipment, net                       5,293          5,445
       Deferred income taxes                                      180            180
       Other assets                                               324            221
                                                              $23,998        $22,353
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Line of credit                                      $5,844         $4,056
           Accounts payable                                     4,026          2,629
           Retail flooring liability                            1,514          1,850
           Note payable                                           116            300
           Accrued payroll and payroll related liabilities        878          1,344
           Accrued marketing programs                             497            727
           Accrued expenses                                     2,251          2,102
          Total Current Liabilities                            15,126         13,008

       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,027,334 shares
             at January 31, 2002 and October 31, 2001             694            694
           Additional paid-in capital                             775            775
           Retained earnings                                    7,403          7,876
               Total Shareholders' Equity                       8,872          9,345
                                                              $23,998        $22,353

 The accompanying notes are an integral part of these consolidated financial statements.


                            KIT Manufacturing Company
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                Three months ended
                                                    January 31,
                                                 2002        2001
       Cash Flows From Operating Activities:
        Cash received from customers          $11,031       $7,159
        Interest received                          25           71
        Cash paid to suppliers and employees  (12,181)      (8,233)
        Interest paid                             (58)         (69)
        Income taxes paid                           -           (1)
     Net cash used in operating activities     (1,183)      (1,073)

     Cash Flows From Investing Activities:
        Purchase of property, plant and
             equipment                             (1)          (3)
        Cash from consolidation of
             retail sales partnership               -           94

    Net cash (used in) provided by investing
       activities                                  (1)          91

     Cash Flows From Financing Activities:
       Proceeds from short-term borrowings      5,348        4,822
       Principal payments on short-term
              borrowings                       (4,080)      (1,146)
     Net cash provided by financing
              activities                        1,268        3,676
     Net increase in cash and cash
              investments                          84        2,694
     Restricted cash and cash investments
           at beginning of period               5,991        4,489
     Restricted cash and cash investments
           at end of period                     6,075        7,183

     Reconciliation of Net Loss to Net Cash Used in Operating Activities:

     Net loss income                         $ (473)       $(866)
     Adjustments to reconcile net loss to
           net cash used in operating activities:
     Depreciation and amortization                153          154
     Changes in operating assets and liabilities:
     Accounts receivable                       (1,024)        (585)
     Inventories                                    5         (260)
     Prepaids and other assets                   (694)          77
     Accounts payable and accruals                850          377
     Net cash used in operating activities    $(1,183)     $(1,073)

The accompanying notes are an integral part of these consolidated financial statements.




                       KIT Manufacturing Company
              Notes to Consolidated Financial Statements
                             (Unaudited)


Note A - The provision or benefit for income taxes is calculated using the Company's estimated annual effective tax rate.

Note B - Per share amounts are based on the weighted average number of common shares outstanding. Options have not been included in the computations because their effect would not be dilutive.

Note C - In the opinion of management, all material adjustments which are necessary for a fair statement of financial position, results of operations and cash flows have been included in these consolidated financial statements.

Note D - The results of the period are not necessarily indicative of annual results due to seasonality of the business.

Note E - Financial information contained herein is unaudited. Certain amounts in prior period consolidated financial statements have been reclassified to conform to current period presentation.

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

Note G - In fiscal 2001, the Company assumed significantly all responsibility in connection with the daily operations of the retail sales partnership. Although the original partnership agreement governing the relationship between the Company and the minority interest holder provided participating rights to the minority holder and thus precluded the Company from consolidating the retail sales partnership, the partnership's recurring losses and need for continued funding required the Company's attention. The retail sales partnership commenced operations in fiscal 1998 and has continued to perform substantially below expectations with losses trending significantly higher in each successive year. While lenders' tightened credit policies and industry-wide excess inventory levels were partially responsible for the partnership's poor performance, the Company's management raised some concerns regarding the minority interest holder's management of the partnership's operations in accordance with the original agreement. The partnership agreement specifically delegated day-to-day operating responsibility and decision making authority to the minority interest holder and it is management's belief that such responsibilities could have been performed at a higher level, as evidenced by the poor operating results previously mentioned. As a result, in fiscal 2001, the Company continued to fund 100% of the partnership's working capital needs and also became substantially involved in the decision making process and its daily operations. Additionally, the Company purchased the minority interest holder's 30% interest in the partnership for $20,000 in cash and the assumption of $40,000 in debt and has consolidated its investment effective the beginning of fiscal 2001.


Note H - The Company designs, manufactures and sells manufactured homes, which are relocatable, factory-built dwellings of single and multi-unit design.
The Company also produces recreational vehicles designed as short-period accommodations for vacationers and truckers. As such, the Company's reportable segments are based on product lines. The accounting policies of the reportable segments are the same as those described in Note 1. The
Company evaluates the performance of its operating segments based on operating income or losses. Each segment records expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest income or interest expense to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any year or year-end presented.




                                           Three months ended
                                               January 31,
                                             2002           2001
       (Dollars in thousands)
       SALES
            Manufactured homes              $5,453         $3,026
            Recreational vehicles            6,354          3,727
            Total sales                    $11,807         $6,753

       LOSS BEFORE INCOME TAXES
          Operating loss
            Manufactured homes              $ (423)        $(644)
            Recreational vehicles             (292)         (811)
          Total operating loss                (715)       (1,455)
            Interest income                     25            70
            Interest expense                  (104)          (69)
        Loss before income taxes            $ (794)      $(1,454)




Note I - On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plantiff 370,000 plus accrued interest thereon in damages, however, the verdict is currently under appeal with the Idaho State Supreme Court. The outcome of the appeal is not known at this time, but the Company intends to defend its position vigorously.

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

Note J - In June 2001, the Company amended its line of credit with a commercial bank which allowed the Company to borrow up to $6,000,000 at the prime rate of interest (4.75 percent at January 31, 2002) and is collateralized by the Companys accounts receivable, inventory and cash. This line of credit expires on June 30, 2002. The agreement requires that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit. Major provisions of the agreement include certain minimum requirements as to the Companys working capital and debt-to-equity ratio and minimum cash and cash investment deposit requirements with the bank in an amount equal to or greater than the aggregate amount borrowed against the line.

In January 2002, the Company amended its line of credit with the bank to increase its permitted maximum borrowings to $7,000,000, less commercial and standby letters of credit totaling $450,000. All other terms and covenants, as described above, were unchanged.

In February 2002, KIT entered into a line of credit agreement with Farmers and Merchants Bank (FMB). Under the agreement FMB has agreed to provide KIT with an aggregate credit line of $3,500,000. The line of credit is secured by a first trust deed on company-owned facilities, and a first lien position on all of the Companys assets including, but not limited to, accounts receivable, inventory, equipment and intangibles. The interest rate is at FMBs prime rate
(4.75 percent at January 31, 2002) plus 1.5%, with a minimum interest rate of 7.50%. Interest payments are due monthly beginning March 15, 2002 during the term of the agreement. The aggregate amount borrowed, along with all accrued, but unpaid interest, under this line of credit is due on demand, but only after November 1, 2002. If there are no demands after November 1, 2002, then it is due on February 15, 2003. There are no loan fees or borrowing covenants associated with this line of credit agreement. However, reimbursement of FMBs out-of-pocket expenses is required. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. In the interim period between when the Company paid off its existing line of credit and received funds in connection with this new credit facility, the Company obtained short-term funds of up to $2.5 million collateralized by certain assets of the Chairman of the Company.

Note K - The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $473,000 for the quarter ended January 31, 2002, and $2,527,000 and $269,000 for the years ended October 31, 2001, and 2000, respectively. The Company has used cash from operating activities of $1,183,000 for the quarter ended
January 31, 2002, and $2,311,000 and $1,720,000
for the years ended October 31, 2001 and 2000, respectively.

The Company has funded its financial needs primarily through operations and its existing line of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its existing line of credit, as amended, and working capital of $3,499,000. At January 31, 2002, the Company had cash and cash investments of $6,075,000, which was restricted under its existing line of credit, as amended, and working capital of $3,075,000. In
February 2002, the Company entered into a new $3,500,000 credit facility and, concurrently, paid off its existing line of credit with available restricted cash and cash investments (see Note J). The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

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


FINANCIAL CONDITION JANUARY 31, 2002 COMPARED TO OCTOBER 31, 2001

Since October 31, 2001, the Company has borrowed on its line of credit to maintain its inventory levels to provide for continued sales growth and to fund the seasonal increase in accounts receivable. Although there have been increases in the Company's prepaids and other assets ($694,000) and accounts receivable ($1,024,000), among other things since October 31, 2001, working capital has decreased by $424,000. This decrease in working capital is primarily due to offsetting increases in the short-term borrowings ($1,268,000) and accounts payable ($1,397,000), among other things. The current ratio decreased to 1.2:1 at January 31, 2002 compared to 1.3:1 at October 31, 2001. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio, working capital, $1,156,000 available under its line of credit and $117,000 available under the retail flooring liability are considered adequate to meet present and reasonably foreseeable working capital requirements through fiscal 2002.
In January 2002, the Company amended its line of credit with a commercial bank, which allowed the Company to borrow up to $7,000,000 at the prime rate of interest (4.75 percent at January 31, 2002). This line of credit is collateralized by the Company's cash, accounts receivable and inventory, and expires on June 30, 2002. The agreement requires that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit and also contains certain financial covenants requiring, among other things, a minimum tangible net worth, and current ratio.

The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $473,000 for the quarter ended January 31, 2002, and $2,527,000 and $269,000 for the years ended October 31, 2001, and 2000, respectively. The Company has used cash from operating activities of $1,183,000 for the quarter ended
January 31, 2002, and $2,311,000 and $1,720,000
for the years ended October 31, 2001 and 2000, respectively.

The Company has funded its financial needs primarily through operations and its existing line of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its existing line of credit, as amended, and working capital of $3,499,000. At January 31, 2002, the Company had cash and cash investments of $6,075,000, which was restricted under its existing line of credit, as amended, and working capital of $3,075,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

In February 2002, KIT entered into a line of credit agreement with Farmers and Merchants Bank (FMB). Under the agreement FMB has agreed to provide KIT with an aggregate credit line of $3,500,000. The line of credit is secured by a first trust deed on company-owned facilities, and a first lien position on all of the Companys assets including, but not limited to, accounts receivable, inventory, equipment and intangibles. The interest rate is at FMBs prime rate
(4.75 percent at January 31, 2002) plus 1.5%, with a minimum interest rate of 7.50%. Interest payments are due monthly beginning March 15, 2002 during the term of the agreement. The aggregate amount borrowed, along with all accrued, but unpaid interest, under this line of credit is due on demand, but only after November 1, 2002. If there are no demands after November 1, 2002, then it is due on February 15, 2003. There are no loan fees or borrowing covenants associated with this line of credit agreement. However, reimbursement of FMBs out-of-pocket expenses is required. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. In the interim period between when the Company paid off its existing line of credit and received funds in connection with the new credit facility, the Company obtained short-term funds of up to $2.5 million collateralized by certain assets of the Chairman of the Company.

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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2002
           COMPARED TO QUARTER ENDED JANUARY 31, 2001

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

Total sales for the quarter ended January 31, 2002 were $11,807,000, a 75% increase from sales of $6,753,000 for the same quarter of the prior year. The increase consisted of a 80% increase in manufactured home sales and a 70% increase in recreational vehicle
(RV) sales. Sales increases in the RV division have been favorably impacted by improved marketing efforts and the introduction of an RV product that has been in high demand. In addition, this division's sales were also favorably impacted by a wider range of product offerings and overall increase in the dealer base.
Sales of manufactured homes have also increased during the current quarter. They have also been favorably impacted by increased marketing efforts and somewhat higher consumer confidence.
In addition, this division's sales were also favorably impacted by revamped product offerings and an overall increase in the dealer base, as well as a decrease of the industry-wide excess finished goods inventory levels.

Cost of sales for the quarter ended January 31, 2002 was $11,150,000, a 58% increase from cost of sales of $7,059,000 for the same quarter of the prior year. This increase is due principally to the increase in sales attributed to both divisions.
Cost of sales as a percent of sales decreased 9% from 105% in the first quarter of fiscal 2001 to 94% in the first quarter of fiscal 2002. The resulting increase in gross profit margins compared to the first quarter of fiscal
2001 is chiefly attributed to sales of higher margin products cost containments associated with the controls over recreational vehicle and manufactured homes production and improved absorption of fixed overhead costs brought about by higher production and sales volumes.


Selling, general and administrative expenses for the quarter ended January 31, 2002 decreased to 12% of sales in comparison to 17% of sales for the same quarter of the prior year. The selling, general and administrative dollars increased 19%, or $223,000, from $1,149,000 for the quarter ended January 31, 2001 to $1,372,000 for the quarter ended January 31, 2002. This increase is primarily due to an increase in sales commissions, and outgoing freight, both of which have increased because sales have increased 75% from the same quarter of the prior year.

Interest income decreased $45,000, or 64%, from $70,000 for the quarter ended January 31, 2001 to $25,000 for the quarter ended January 31, 2002. The decrease was due primarily to moderately lower interest rates and a decrease in average balances of invested funds compared to the same quarter of the prior year.

Interest expense increased $35,000, or 51%, from $69,000 for the quarter ended January 31, 2001 to $104,000 for the quarter ended January 31, 2002. This decrease was primarily the result of a increase in average short-term borrowings in fiscal 2002, partially offset by moderately lower interest rates.

The net loss for the three months ended January 31, 2002 was $473,000, or $0.46 per share, compared to a net loss of $866,000, or $0.84 per share, for the same quarter of the prior year.


                           PART II

                       OTHER INFORMATION

                           Item 6 (b)

Form 8-K was not required to be filed during the quarter ended
Januury 31, 2002.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KIT Manufacturing Company

   DATE 3/18/02                    /s/ Dan Pocapalia
                                   Dan Pocapalia
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President
                                   (Principal Executive Officer)

   DATE 3/18/02                    /s/ Bruce K. Skinner
                                   Vice President and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

March 18, 2002

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


Ladies and Gentlemen:

Attached is the EDGAR submission of Form 10-Q for KIT
Manufacturing Company for the fiscal quarter ended
January 31 2002, as required by the Securities and Exchange Act of 1934.


Sincerely,

/s/Bruce K. Skinner

Bruce K. Skinner
Vice President & Treasurer

BKS/s
Enc.