Form 10-Q
period 2002-04-30
KIT MANUFACTURING CO
filed 2002-06-14
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

               For the Quarter Ended April 30, 2002
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. Common Stock (no par value), 1,027,334 shares outstanding as of April 30, 2002.

























                              PART I

                       FINANCIAL INFORMATION
































































                                 KIT Manufacturing Company
                           Consolidated Statements of Operations
                 (Dollars in Thousands Except Share and Per Share Amounts)
                                       (Unaudited)
                                                      Three months ended   Six months ended
                                                           April 30,           April 30,
                                                        2002     2001       2002    2001
       Sales                                           $12,593   $12,154   $24,400  $18,907

       Costs and expenses
           Cost of sales                                11,494    11,583    22,644   18,642
           Selling, general and admin. expense           1,301     1,680     2,673    2,829


       Operating loss                                    (202)   (1,109)      (917)  (2,564)

       Other income (expense)

         Interest income                                    2       109         27      179
         Interest expense                                 (89)      (79)      (193)    (148)

       Loss before income taxes                           (289)  (1,079)    (1,083)  (2,533)
       Benefit for income taxes                           (117)    (436)      (438)  (1,024)
       Net loss                                           (172)    (643)      (645)  (1,509)
       Net loss per share:
         Basic and diluted                              ($0.17)  ($0.63)    ($0.63)  ($1.47)
       Weighted-average shares outstanding:
         Basic and diluted                           1,027,334 1,027,334  1,027,334 1,027,334


                         Consolidated Statements of Shareholders' Equity
                           (Dollars in Thousands Except Share Amounts)
                                          (Unaudited)

                                   Common Stock        Additional       Retained
                                  Shares   Amount   Paid-In Capital     Earnings       Total

       Balance, October 31, 2001  1,027,334 $694      $775               $7,876      $9,345
       Net loss                                                            (645)       (645)
       Balance, April 30, 2002    1,027,334 $694      $775               $7,231      $8,700

The accompanying notes are an integral part of these consolidated financial statements.


                            KIT Manufacturing Company
                           Consolidated Balance Sheets
             (Dollars in Thousands Except Share and Per Share Amounts)
                                  (Unaudited)
                                                              April 30,   October 31,
                                                                 2002          2001
       ASSETS
       Current Assets
           Cash and cash investments (restricted at
              October 31, 2001)                                $1,740         $5,991
           Accounts receivable, net                             4,367          3,025
           Inventories                                          6,375          6,441
           Prepaids and other assets                              263            120
           Deferred income taxes                                  930            930
          Total Current Assets                                 13,675         16,507

       Property, plant and equipment, net                       5,162          5,445
       Deferred income taxes                                      618            180
       Other assets                                               318            221
                                                              $19,773        $22,353
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Line of credit                                      $3,473         $4,056
           Accounts payable                                     2,488          2,629
           Retail flooring liability                            1,296          1,850
           Note payable                                           120            300
           Accrued payroll and payroll related liabilities        642          1,344
           Accrued marketing programs                             684            727
           Accrued expenses                                     2,370          2,102
          Total Current Liabilities                            11,073         13,008


       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,027,334 shares
             at April 30, 2002 and October 31, 2001               694            694
           Additional paid-in capital                             775            775
           Retained earnings                                    7,231          7,876
               Total Shareholders' Equity                       8,700          9,345
                                                              $19,773        $22,353

 The accompanying notes are an integral part of these consolidated financial statements.

                            KIT Manufacturing Company
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 Six months ended
                                                    April 30,
                                                 2002        2001
       Cash Flows From Operating Activities:
        Cash received from customers          $23,467      $17,933
        Interest received                          27         179
        Cash paid to suppliers and employees  (26,298)     (19,758)
        Interest paid                            (110)        (148)
        Income taxes paid                           -           (3)
     Net cash used in operating activities     (2,914)      (1,797)

     Cash Flows From Investing Activities:
        Purchase of property, plant and
             equipment                            (20)          (3)
        Proceeds from disposals of property,
             plant and equipment                    -            8
        Cash from consolidation of
             retail sales partnership               -           94

    Net cash (used in) provided by investing
       activities                                 (20)          99

     Cash Flows From Financing Activities:
       Proceeds from short-term borrowings      5,154        9,340
       Principal payments on short-term
              borrowings                       (6,471)      (6,421)
     Net cash (used in) provided by financing
              activities                       (1,317)       2,919
     Net (decrease) increase in cash and cash
              investments                      (4,251)       1,221
     Cash and cash investments at beginning of
           period (restricted at October 31,
           2001)                                5,991        4,489
     Cash and cash investments
           at end of period                     1,740        5,710

     Reconciliation of Net Loss to Net Cash Used in Operating Activities:

     Net loss                                $   (645)    $ (1,509)
     Adjustments to reconcile net loss to
           net cash used in operating activities:
     Depreciation and amortization                303          304
     Changes in operating assets and liabilities:
     Accounts receivable                       (1,342)        (496)
     Inventories                                   66         (664)
     Prepaids and other assets                   (240)        (456)
     Accounts payable and accruals             (1,056)       2,051
     Accrued income taxes                           -       (1,027)
     Net cash used in operating activities    $(2,914)     $(1,797)

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


Note H - The Company designs, manufactures and sells manufactured homes, which are relocatable, factory-built dwellings of single and multi-unit design.
The Company also produces recreational vehicles designed as short-period accommodations for vacationers and truckers. As such, the Company's reportable segments are based on product lines. The accounting policies of the reportable segments are the same as those described in
Note 1 of the audited financial statements. The
Company evaluates the performance of its operating segments based on operating income or losses. Each segment records expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest income or interest expense to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any year or year-end presented.




                                            Three months ended          Six months ended
                                                  April 30,                April 30,
                                             2002           2001         2002        2001
       (Dollars in thousands)
       SALES
            Manufactured homes              $5,380         $6,141     $10,833      $9,167
            Recreational vehicles            7,213          6,013      13,567       9,740
            Total sales                    $12,593        $12,154     $24,400     $18,907

       LOSS BEFORE INCOME TAXES
          Operating loss
            Manufactured homes              $ (100)       $ (295)        (523)    $ (939)
            Recreational vehicles             (102)         (814)        (394)    (1,625)
          Total operating loss                (202)       (1,109)        (917)    (2,564)
            Interest income                      2           109           27        179
            Interest expense                   (89)          (79)        (193)      (148)
        Loss before income taxes            $ (289)      $(1,079)     $(1,083)   $(2,533)





Note I - On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plaintiff $370,000 plus accrued interest thereon in damages which was upheld by the Idaho Supreme Court in June 2002. Additionally, the Company will be liable for attorneys fees incurred by the plaintiff.

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

Note J - In June 2001, the Company amended its line of credit with a commercial bank which allowed the Company to borrow up to $6,000,000 at the prime rate of interest (4.75 percent at April 30, 2002) and is collateralized by the Companys accounts receivable, inventory and cash. This line of credit expired on June 30, 2002. The agreement required that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit. Major provisions of the agreement included certain minimum requirements as to the Companys working capital and debt-to-equity ratio and minimum cash and cash investment deposit requirements with the bank in an amount equal to or greater than the aggregate amount borrowed against the line.In January 2002, the Company amended its line of credit with the bank to increase its permitted maximum borrowings to $7,000,000, less commercial and standby letters of credit totaling $450,000. All other terms and covenants, as described above, were unchanged. This line of credit was replaced as discussed below.

In February 2002, KIT entered into a line of credit agreement with Farmers and Merchants Bank (FMB). Under the agreement FMB has agreed to provide KIT with an aggregate credit line of $3,500,000. The line of credit is secured by a first trust deed on company-owned facilities, and a first lien position on all of the Companys assets including, but not limited to, accounts receivable, inventory, equipment and intangibles. The interest rate is at FMBs prime rate
(4.75 percent at April 30, 2002) plus 1.5%, with a minimum interest rate of 7.50%. Interest payments are due monthly beginning March 15, 2002 during the term of the agreement. The aggregate amount borrowed, along with all accrued, but unpaid interest, under this line of credit is due on demand, but only after November 1, 2002. If there are no demands after November 1, 2002, then it is due on February 15, 2003. There are no loan fees or borrowing covenants associated with this line of credit agreement. However, reimbursement of FMBs out-of-pocket expenses is required. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. In the interim period between when the Company paid off its existing line of credit and received funds in connection with this new credit facility, the Company obtained short-term funds of up to $2.5 million collateralized by certain assets of the Chairman of the Company, which were repaid in February 2002.

Note K - The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $645,000 for the six months ended April 30,2002, and $2,527,000 and $269,000 for the years ended October 31, 2001, and 2000, respectively. The Company has used cash from operating activities of $2,914,000 for the six months ended April 30, 2002, and $2,311,000 and $1,720,000 for the years ended October 31, 2001 and 2000, respectively.

The Company has funded its financial needs primarily through operations and its previous line of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its existing line of credit, as amended, and working capital of $3,499,000. At April 30, 2002, the Company had cash and cash investments of $1,740,000, which was not restricted under its existing line of credit, and working capital of $2,602,000. In
February 2002, the Company entered into a new $3,500,000 credit facility and, concurrently, paid off its existing line of credit with available restricted cash and cash investments (see Note J). The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

Management also plans to continue its internal cost reduction initiatives that were implemented in previous years. Additionally, management believes that sales will increase and margins will improve, and with existing cash reserves and funding provided under the long-term credit facility entered into in February 2002, the Company should have sufficient capital resources to sustain its operations through fiscal year 2002. Should the Company require further capital resources during 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.


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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United
States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

The following represents a summary of our critical accounting policies, defined as those policies that we believe are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition. Product sales and related cost of sales are recognized as revenues provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured, returns are reasonably estimable and there are no remaining obligations. For the recreational vehicle division, shipping terms are FOB destination. Title and risk of ownership are transferred when the unit has been delivered to the customer/dealer, at which time the sale is recognized as revenue. For the manufactured homes division, shipping terms are FOB shipping point and title and risk of ownership are transferred to the customer/dealer at that time. Accordingly, sales are recognized as revenue at the time units are shipped. The Company provides for estimated future returns of inventory under the narrowly defined terms in which the Company may be required to repurchase such inventory and the estimated costs of warranty at the time of sale based on historical experience.
Actual results have been within management's expectations.

Insurance. The Company is self-insured for workers' compensation for its plant locations, officers' and directors' liability, and product liability. The Company has recognized an estimated potential liability for known claims and incurred but not reported claims.

Litigation and Other Contingencies. We regularly evaluate our exposure to threatened or pending litigation and other business contingencies. Because of the uncertainties related to the amount of loss from litigation and other business contingencies, the recording of losses relating to such exposures requires significant judgment about the potential range of outcomes.
To date, we have not been affected by any litigation or other contingencies that have had, or are currently anticipated to have, a material impact on our results of operations or financial position. As additional information about current or future litigation or other contingencies becomes available, we will assess whether such information warrants the recording of additional expense relating to its contingencies. Such additional expense could potentially have a material impact on our results of operations and financial position.



FINANCIAL CONDITION APRIL 30, 2002 COMPARED TO OCTOBER 31, 2001

Since October 31, 2001, the Company has borrowed on its line of credit to maintain its inventory levels to provide for continued sales growth and to fund the seasonal increase in accounts receivable. Although there have been increases in the Company's prepaids and other assets ($143,000) and accounts receivable ($1,342,000), among other things since October 31, 2001, working capital has decreased by $897,000. This decrease in working capital is primarily due to offsetting increases in the short-term borrowings ($1,317,000) and accrued liabilities ($477,000), among other things. The current ratio decreased to 1.2:1 at April 30, 2002 from 1.3:1 at October
31, 2001. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position as reflected in the current ratio, working capital, $1,740,000 in cash and cash equivalents, $27,000 available under its line of credit and $253,000 available under the retail flooring liability are considered adequate to meet present and reasonably foreseeable working capital requirements through fiscal 2002.

The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $645,000 for the six months ended April 30, 2002, and $2,527,000 and $269,000 for the years ended October 31, 2001, and 2000, respectively. The Company has used cash from operating activities of $2,914,000 for the six months ended
April 30, 2002, and $2,311,000 and $1,720,000
for the years ended October 31, 2001 and 2000, respectively.

The Company has funded its financial needs primarily through operations and its previous line of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its existing line of credit, as amended, and working capital of $3,499,000. At April 30, 2002, the Company had cash and cash investments of $1,740,000, which was not restricted under its existing line of credit, and working capital of $2,602,000. In
February 2002, the Company entered into a new $3,500,000 credit facility and, concurrently, paid off its existing line of credit with available restricted cash and cash investments (see Note J). The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

In February 2002, KIT entered into a line of credit agreement with Farmers and Merchants Bank (FMB). Under the agreement FMB has agreed to provide KIT with an aggregate credit line of $3,500,000. The line of credit is secured by a first trust deed on company-owned facilities, and a first lien position on all of the Companys assets including, but not limited to, accounts receivable, inventory, equipment and intangibles. The interest rate is at FMBs prime rate
(4.75 percent at April 30, 2002) plus 1.5%, with a minimum interest rate of 7.50%. Interest payments are due monthly beginning March 15, 2002 during the term of the agreement. The aggregate amount borrowed, along with all accrued, but unpaid interest, under this line of credit is due on demand, but only after November 1, 2002. If there are no demands after November 1, 2002, then it is due on February 15, 2003. There are no loan fees or borrowing covenants associated with this line of credit agreement. However, reimbursement of FMBs out-of-pocket expenses is required. Concurrent with the Company's acceptance of this new credit facility, the Company has paid off the existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. In the interim period between when the Company paid off its existing line of credit and received funds in connection with this new credit facility, the Company obtained short-term funds of up to $2.5 million collateralized by certain assets of the Chairman of the Company, which was repaid in February 2002.

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

In May 2002, the Company retained the investment bank SG
Capital to assist with an evaluation of strategic alternatives designed to enhance KITs shareholder value.
The action was recommended by a special committee of the board of directors, composed of two of the board's outside members, which was organized for the purpose of selecting an advisor.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 30, 2002
           COMPARED TO QUARTER ENDED APRIL 30, 2001

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

Total sales for the quarter ended April 30, 2002 were $12,593,000, a 4% increase from sales of $12,154,000 for the same quarter of the prior year. The increase consisted of a 12% decrease in manufactured home sales and a 20% increase in recreational vehicle
(RV) sales. Sales increases in the RV division have been favorably impacted by improved marketing efforts and the introduction of an RV product that has been in high demand. In addition, this division's sales were favorably impacted by a wider range of product offerings and overall increase in the dealer base.
Sales of manufactured homes have decreased during the current quarter. Sales are lower primarily due to sales to an individual customer in the amount of $1,760,000 which were recorded in the quarter ended April 30, 2001.

Cost of sales for the quarter ended April 30, 2002 was $11,494,000, a 1% decrease from cost of sales of $11,583,000 for the same quarter of the prior year. This decrease is due principally to greater efficiencies attributed to both divisions.
Cost of sales as a percent of sales decreased 4% from 95% in the second quarter of fiscal 2001 to 91% in the second quarter of fiscal 2002. The resulting increase in gross profit margins compared to the first quarter of fiscal
2001 is chiefly attributed to sales of higher margin products, cost containments associated with the controls over recreational vehicle and manufactured homes production and higher production and sales volumes.

Selling, general and administrative expenses for the quarter ended April 30, 2002 decreased to 10% of sales in comparison to 14% of sales for the same quarter of the prior year. The selling, general and administrative dollars decreased 23%, or $379,000, from $1,680,000 for the quarter ended April 30, 2001 to $1,301,000 for the quarter ended April 30, 2002. This decrease is primarily due to internal cost reduction initiatives including a decrease in the number of sales personnel in the manufactured housing division.

Interest income decreased $107,000, or 98%, from $109,000 for the quarter ended April 30, 2001 to $2,000 for the quarter ended April 30, 2002. The decrease was due primarily to moderately lower interest rates and a decrease in average balances of invested funds compared to the same quarter of the prior year.

Interest expense increased $10,000, or 13%, from $79,000 for the quarter ended April 30, 2001 to $89,000 for the quarter ended April 30, 2002. This increase was primarily the result of an increase in average short-term borrowings in fiscal 2002, partially offset by moderately lower interest rates.

The net loss for the three months ended April 30, 2002 was $172,000, or $0.17 per share, compared to a net loss of $643,000, or $0.63 per share, for the same quarter of the prior year.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2002
           COMPARED TO SIX MONTHS ENDED APRIL 30, 2001

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

Total sales for the six months ended April 30, 2002 were $24,400,000, a 29% increase from sales of $18,907,000 for the same period of the prior year. The increase consisted of an 18% increase in manufactured home sales and a 39% increase in recreational vehicle
(RV) sales. Sales increases in the RV division have been favorably impacted by improved marketing efforts and the introduction of an RV product that has been in high demand. In addition, this division's sales were favorably impacted by a wider range of product offerings and overall increase in the dealer base.
Sales of manufactured homes have also increased during the current period. They have also been favorably impacted by increased marketing efforts and somewhat higher consumer confidence.
In addition, this division's sales were also favorably impacted by revamped product offerings and an overall increase in the dealer base, as well as a decrease of the industry-wide excess finished goods inventory levels.

Cost of sales for the six months ended April 30, 2002 was $22,644,000, a 21% increase from cost of sales of $18,642,000 for the same period of the prior year. This increase is due principally to the increase in sales attributed to both divisions.
Cost of sales as a percent of sales decreased 6% from 99% in the first six months of fiscal 2001 to 93% in the same period of fiscal 2002. The resulting increase in gross profit margins compared to the first six months of fiscal
2001 is chiefly attributed to sales of higher margin products, cost containments associated with the controls over recreational vehicle and manufactured homes production and improved absorption of fixed overhead costs brought about by higher production and sales volumes.

Selling, general and administrative expenses for the six months ended April 30, 2002 decreased to 11% of sales in comparison to 15% of sales for the same period of the prior year. The selling, general and administrative dollars decreased 6%, or $156,000, from $2,829,000 for the six months ended April 30, 2001 to $2,673,000 for the six months ended April 30, 2002. This decrease is primarily due to internal cost reduction initiatives including a decrease in the number of sales personnel in the manufactured housing division.


Interest income decreased $152,000, or 85%, from $179,000 for the six months ended April 30, 2001 to $27,000 for the six months ended April 30, 2002. The decrease was due primarily to moderately lower interest rates and a decrease in average balances of invested funds compared to the same quarter of the prior year.

Interest expense increased $45,000, or 31%, from $148,000 for the six months ended April 30, 2001 to $193,000 for the six months ended April 30, 2002. This increase was primarily the result of an increase in average short-term borrowings in fiscal 2002, partially offset by moderately lower interest rates.

The net loss for the six months ended April 30, 2002 was $645,000, or $0.63 per share, compared to a net loss of $1,509,000, or $1.47 per share, for the same period of the prior year.






                           PART II

                       OTHER INFORMATION

                           Item 6 (b)

The Company filed a Current Report on Form 8-K on March 12, 2002 in connection with statements made related to the results of operations for the quarter ended January 31, 2002 at the annual shareholders meeting.






   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KIT Manufacturing Company

   DATE 6/14/02                    /s/ Dan Pocapalia
                                   Dan Pocapalia
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President
                                   (Principal Executive Officer)

   DATE 6/14/02                    /s/ Bruce K. Skinner
                                   Vice President and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

June 14, 2002

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


Ladies and Gentlemen:

Attached is the EDGAR submission of Form 10-Q for KIT
Manufacturing Company for the fiscal quarter ended
January 31 2002, as required by the Securities and Exchange Act of 1934.


Sincerely,

/s/Bruce K. Skinner

Bruce K. Skinner
Vice President & Treasurer

BKS/s
Enc.