Form 10-Q
period 2002-07-31
KIT MANUFACTURING CO
filed 2002-09-20
CIK 56151

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

               For the Quarter Ended July 31, 2002
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

























                              PART I

                       FINANCIAL INFORMATION





























































Item 1. Financial Statements


                                 KIT Manufacturing Company
                           Consolidated Statements of Operations
                 (Dollars in Thousands Except Share and Per Share Amounts)
                                       (Unaudited)
                                                      Three months ended   Nine months ended
                                                           July 31,            July 31,
                                                        2002     2001       2002    2001
       Sales                                           $9,591   $11,449   $33,991  $30,356

       Costs and expenses
           Cost of sales                                9,263    10,870    31,907   29,512
           Selling, general and admin. expense          1,099     1,568     3,772    4,397


       Operating loss                                   (771)      (989)   (1,688)  (3,553)

       Other income (expense)

         Interest income                                   6        62         33      241
         Interest expense                               (103)      (62)      (296)    (210)

       Loss before income taxes                         (868)     (989)    (1,951)  (3,522)
       Provision (benefit) for income taxes            1,548      (375)     1,110   (1,399)
       Net loss                                      $(2,416)    $(614)   $(3,061) $(2,123)
       Net loss per share:
         Basic and diluted                            ($2.35)   ($0.60)    ($2.98)  ($2.07)
       Weighted-average shares outstanding:
         Basic and diluted                           1,027,334 1,027,334  1,027,334 1,027,334







   The accompanying notes are an integral part of these consolidated financial statements.


                            KIT Manufacturing Company
                           Consolidated Balance Sheets
             (Dollars in Thousands Except Share and Per Share Amounts)
                                  (Unaudited)
                                                              July 31,   October 31,
                                                                 2002          2001
       ASSETS
       Current Assets
           Cash and cash investments (restricted at
              October 31, 2001)                                $  783         $5,991
           Accounts receivable, net                             4,591          3,025
           Inventories                                          6,790          6,441
           Prepaids and other assets                              225            120
           Deferred income taxes                                   -             930
          Total Current Assets                                 12,389         16,507

       Property, plant and equipment, net                       5,036          5,445
       Deferred income taxes                                       -             180
       Other assets                                               224            221
                                                              $17,649        $22,353
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Current Liabilities
           Line of credit                                      $3,473         $4,056
           Accounts payable                                     3,798          2,629
           Retail flooring liability                              967          1,850
           Note payable                                            40            300
           Accrued payroll and payroll related liabilities      1,093          1,344
           Accrued marketing programs                             746            727
           Accrued expenses                                     1,248          2,102
          Total Current Liabilities                            11,365         13,008


       Commitments and Contingencies
       Shareholders' Equity
           Preferred stock, $1 par value; authorized 1,000,000
             shares; none issued
           Common stock, without par value; authorized 5,000,000
             shares; issued and outstanding 1,027,334 shares
             at July 31, 2002 and October 31, 2001                694            694
           Additional paid-in capital                             775            775
           Retained earnings                                    4,815          7,876
               Total Shareholders' Equity                       6,284          9,345
                                                              $17,649        $22,353

 The accompanying notes are an integral part of these consolidated financial statements.

                            KIT Manufacturing Company
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 Nine months ended
                                                     July 31,
                                                 2002        2001
       Cash Flows From Operating Activities:
        Cash received from customers          $32,676      $31,733
        Interest received                          33          241
        Cash paid to suppliers and employees  (35,850)     (34,870)
        Interest paid                            (296)        (210)
        Income taxes paid                           -          (39)
     Net cash used in operating activities     (3,437)      (3,145)

     Cash Flows From Investing Activities:
        Purchase of property, plant and
             equipment                            (50)         (34)
        Proceeds from disposals of property,
             plant and equipment                    5           63
        Cash from consolidation of
             retail sales partnership               -           94

    Net cash (used in) provided by investing
       activities                                 (45)         123

     Cash Flows From Financing Activities:
       Proceeds from short-term borrowings      5,154       14,866
       Principal payments on short-term
              borrowings                       (6,880)     (10,186)

     Net cash (used in) provided by financing
              activities                       (1,726)       4,680
     Net (decrease) increase in cash and cash
              investments                      (5,208)       1,658
     Cash and cash investments at beginning of
           period (restricted at October 31,
           2001)                                5,991        4,489
     Cash and cash investments
           at end of period                       783        6,147

     Reconciliation of Net Loss to Net Cash Used in Operating Activities:

     Net loss                                $ (3,061)    $ (2,123)
     Adjustments to reconcile net loss to
           net cash used in operating activities:
     Depreciation and amortization                454          423
     Changes in operating assets and liabilities:
     Accounts receivable                       (1,566)        (705)
     Inventories                                 (349)      (1,020)
     Prepaids and other assets                   (108)        (570)
     Accounts payable and accruals                 83        1,877
     Income taxes                               1,110       (1,027)
     Net cash used in operating activities    $(3,437)     $(3,145)

The accompanying notes are an integral part of these consolidated financial statements.


                       KIT Manufacturing Company
              Notes to Consolidated Financial Statements
                             (Unaudited)

Note A - The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $3,061,000 for the nine months ended July 31,2002, and $2,527,000 and $269,000 for the years ended October 31, 2001 and 2000, respectively. The Company has used cash from operating activities of $3,437,000 for the nine months ended
July 31, 2002, and $2,311,000 and $1,720,000
for the years ended October 31, 2001 and 2000, respectively. These recurring losses and the need for continued funding, as discussed below, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has funded its financial needs primarily through operations and its lines of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its then existing line of credit, as amended, and working capital of $3,499,000. At July 31, 2002, the Company had cash and cash investments of $783,000, which was not restricted under its new line of credit, working capital of $1,024,000 and availability under its current line of credit of $27,000.
The Company remains dependent
upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

Management also plans to continue its internal cost reduction initiatives that were implemented in previous years. Additionally, management believes that given current sales and margins, and with existing cash reserves and funding provided under the long-term credit facility entered into in February 2002, as amended in August 2002, the Company should have sufficient capital resources to sustain its operations through fiscal year 2002. Should the Company require further capital resources during 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have a material adverse effect on the financial position, results of operations, cash flows and prospects of the Company.

Note B - The provision or benefit for income taxes is calculated using the Company's estimated annual effective tax rate. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. During the quarter ended July 31, 2002, management decided to record a 100% valuation allowance totaling $1,898,000 against its net deferred tax asset as a result of the determination that current negative prospects of the Company are such that realizability of the net deferred tax asset is no longer more likely than not.

Note C - Per share amounts are based on the weighted average number of common shares outstanding. Options have not been included in the computations because their effect would not be dilutive.

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


Note H - The Company designs, manufactures and sells manufactured homes, which are relocatable, factory-built dwellings of single and multi-unit design.
The Company also produces recreational vehicles designed as short-period accommodations for vacationers and truckers. As such, the Company's reportable segments are based on product lines. The accounting policies of the reportable segments are the same as those described in
Note 1 of the audited financial statements. The
Company evaluates the performance of its operating segments based on operating income or losses. Each segment records expenses related and allocable to its employees and its operations. The Company does not allocate income taxes, interest income or interest expense to operating segments. Identifiable assets are primarily those directly used in the operations of each segment. No individual customer accounted for greater than 10% of net sales or accounts receivable for any period presented.




                                            Three months ended          Nine months ended
                                                  July 31,                   July 31,
                                             2002           2001         2002        2001
       (Dollars in thousands)
       SALES
            Manufactured homes              $4,275         $5,650     $15,108     $14,817
            Recreational vehicles            5,316          5,799      18,883      15,539
            Total sales                    $ 9,591        $11,449     $33,991     $30,356

       LOSS BEFORE INCOME TAXES
          Operating loss
            Manufactured homes              $ (249)       $ (469)        (772)   $(1,407)
            Recreational vehicles             (522)         (520)        (916)    (2,146)
          Total operating loss                (771)         (989)      (1,688)    (3,553)
            Interest income                      6            62           33        241
            Interest expense                  (103)          (62)        (296)      (210)
        Loss before income taxes            $ (868)      $  (989)     $(1,951)   $(3,522)





Note I - On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plaintiff $370,000 plus accrued interest thereon in damages which was upheld by the Idaho Supreme Court in June 2002. In July 2002, the Company paid $458,000 to the plaintiff, which included accrued interest and attorney fees incurred by the plaintiff.

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

Note J - In June 2001, the Company amended its line of credit with a commercial bank which allowed the Company to borrow up to $6,000,000 at the prime rate of interest (4.75 percent at July 31, 2002) and was collateralized by the Company's accounts receivable, inventory and cash. This line of credit expired on June 30, 2002. The agreement required that the Company pay unused commitment fees equal to one quarter of one percent (0.25%) per annum on the average daily unused amount of the line of credit. Major provisions of the agreement included certain minimum requirements as to the Company's working capital and debt-to-equity ratio and minimum cash and cash investment deposit requirements with the bank in an amount equal to or greater than the aggregate amount borrowed against the line. In January 2002, the Company amended its line of credit with the bank to increase its permitted maximum borrowings to $7,000,000, less commercial and standby letters of credit totaling $450,000. All other terms and covenants, as described above, were unchanged. This line of credit was replaced as discussed below.

In February 2002, KIT entered into a line of credit agreement with Farmers and Merchants Bank (FMB). Under the agreement
FMB has agreed to provide KIT with an aggregate credit line of $3,500,000. The line of credit is secured by a first trust deed on Company-owned facilities, and a first lien position on all of the Company's assets including, but not limited to, accounts receivable, inventory, equipment and intangibles. The interest rate is at FMB's prime rate
(4.75 percent at July 31, 2002) plus 1.5%,
with a minimum interest rate of 7.50%. Interest payments are due monthly beginning March 15, 2002 during the term of the agreement. The aggregate amount borrowed, along with all accrued, but unpaid interest, under this line of credit is due on demand, but only after November 1, 2002. If there are no demands after November 1, 2002, then it is due on February 15, 2003. There are no loan fees or borrowing covenants associated with this line of credit agreement. However, reimbursement of FMB's out-of-pocket expenses is required. Concurrent with the Company's acceptance of this new credit facility, the Company paid off its then existing line of credit with available restricted cash and cash investments, as allowed under the existing agreement. In the interim period between when the Company paid off its existing line of credit and received funds in connection with this new credit facility, the Company obtained short-term funds of up to $2.5 million collateralized by certain assets of the Chairman of the Company, which were repaid in February 2002.

In August 2002, the Company amended its line of credit with the bank to increase its permitted maximum borrowings to $5,000,000. All other terms and covenants, as described above, were unchanged. In the interim period between when the Company amended its existing line of credit and received additional funds, the Company obtained short-term funds of up to $800,000 collateralized by certain assets of the Chairman of the Company, which were repaid in August 2002.

Note K - In May 2002, the Company retained the investment bank SG Capital to assist with an evaluation of strategic alternatives designed to enhance KIT's shareholder value.
The action was recommended by a special committee of the Board of Directors, composed of two of the Board's outside members, which was organized for the purpose of selecting an advisor.

KIT Manufacturing Company

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $3,061,000 for the nine months ended July 31, 2002, and $2,527,000 and $269,000 for the years ended October
31, 2001, and 2000, respectively. The Company has used cash from operating activities of $3,437,000 for the nine months ended July 31, 2002 and $2,311,000 and $1,720,000 for the years ended October 31, 2001 and 2000, respectively. These recurring losses and the need for continued funding, as discussed below, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has funded its financial needs primarily through operations and its lines of credit, as amended. At October 31, 2001, the Company had cash and cash investments of $5,991,000, which was restricted under its then existing line of credit, as amended, and working capital of $3,499,000. At July 31, 2002, the Company had cash and cash investments of $783,000, which was not restricted under its new line of credit, working capital of $1,024,000 and availability under its current line of credit of $27,000
(See Note I to financial statements).
The Company remains dependent upon its
ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through increased sales and improved product margins. The Company's business continues to focus on the manufacturing, marketing and selling of its manufactured homes and recreational vehicles.

Management also plans to continue its internal cost reduction initiatives that were implemented in previous years. Additionally, management believes that given current sales and margins, and with the additional funding provided under a new long-term credit facility, as amended in August 2002, the Company should have sufficient capital resources to sustain its operations through fiscal year 2002. Should the Company require further capital resources during 2002, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have a material adverse effect on the financial position, results of operations, cash flows and prospects of the Company.

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

Insurance. The Company is self-insured for workers' compensation for its plant locations up to $300,000. The Company has recognized an estimated potential liability for known claims and incurred but not reported claims.

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

FINANCIAL CONDITION JULY 31, 2002 COMPARED TO OCTOBER 31, 2001

Since October 31, 2001, the Company has borrowed on its line of credit to maintain its inventory levels to provide for continued sales growth and to fund the seasonal increase in accounts receivable. Although there have been increases in the Company's accounts receivable ($1,566,000), inventories ($349,000) and prepaids and other current assets ($105,000) among other things since October 31, 2001, working capital has decreased by $2,475,000. This decrease in working capital is primarily due to a decrease in cash and cash investments ($5,208,000), and an increase in accounts payable ($1,169,000), among other things. The current ratio was 1.1:1 at July 31, 2002 compared to 1.3:1 at October
31, 2001. The current ratio is the result of dividing current assets by current liabilities. It is a financial measure that indicates the ability of a company to pay its current obligations with its current assets.

The Company's liquidity position at July 31, 2002, as reflected in the current ratio, $1,024,000 in working capital, $783,000 in cash and cash equivalents and $27,000 available under its line of credit are considered adequate to meet present and reasonably foreseeable working capital requirements through fiscal 2002.

In May 2002, the Company retained the investment bank SG
Capital to assist with an evaluation of strategic alternatives designed to enhance KIT's shareholder value.
The action was recommended by a special committee of the Board of Directors, composed of two of the Board's outside members, which was organized for the purpose of selecting an advisor.

In August 2002, the Company amended its line of credit with the bank to increase its permitted maximum borrowings to $5,000,000. All other terms and covenants, as described above, were unchanged. In the interim period between when the Company amended its existing line of credit and received additional funds, the Company obtained short-term funds of up to $800,000 collateralized by certain assets of the Chairman of the Company, which were repaid in August 2002.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JULY 31, 2002
           COMPARED TO THE QUARTER ENDED JULY 31, 2001

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

Total sales for the quarter ended July 31, 2002 were $9,591,000, a 16% decrease from sales of $11,449,000 for the same quarter of the prior year. The decrease consisted of a 24% decrease in manufactured home sales and an 8% decrease in recreational vehicle
(RV) sales. Management believes that sales decreases in the manufactured home division are lower primarily due to decreased availability of financing for the retail buyer and the high inventory of repossessed units on the market. Management believes that sales decreases in the RV division have been impacted by lower consumer confidence and the tenuous economy.

Cost of sales for the quarter ended July 31, 2002 was $9,263,000, a 15% decrease from cost of sales of $10,870,000 for the same quarter of the prior year. This decrease is due principally to the decrease in sales in both manufactured housing and RV divisions. Cost of sales as a percent of sales increased 2% from 95% in the third quarter of fiscal 2001 to 97% in the third quarter of fiscal 2002. The resulting decrease in gross profit margin compared to the third quarter of fiscal
2001 is chiefly attributed to labor inefficiencies due to the changeover in RV product lines, and the lower production and sales volumes in both divisions during the quarter ended July
31, 2002 as compared to the quarter ended July 31, 2001.

Selling, general and administrative expenses for the quarter ended July 31, 2002 decreased to 11% of sales in comparison to 14% of sales for the same quarter of the prior year. The selling, general and administrative dollars decreased 30%, or $469,000, from $1,568,000 for the quarter ended July 31, 2001 to $1,099,000 for the quarter ended July 31, 2002. This decrease is primarily due to internal cost reduction initiatives including a decrease in the number of sales personnel in the manufactured housing division.

Interest income decreased $56,000, or 90%, from $62,000 for the quarter ended July 31, 2001 to $6,000 for the quarter ended July 31, 2002. The decrease was due primarily to moderately lower interest rates and a decrease in average balances of invested funds compared to the same quarter of the prior year.

Interest expense increased $41,000, or 66%, from $62,000 for the quarter ended July 31, 2001 to $103,000 for the quarter ended July 31, 2002. This increase was primarily the result of an increase in average short-term borrowings in fiscal 2002, partially offset by moderately lower interest rates.

The provision for income taxes was $1,548,000 or 178% of the pre-tax loss for the quarter ended July 31, 2002 compared to a benefit for income taxes of $375,000 or 38% of the pre-tax loss for the quarter ended July 31, 2001. This increase in the provision in the current period is primarily the result of management's decision to record a 100% valuation allowance totalling $1,898,000 against its net deferred tax asset as a result of the determination that current negative prospects of the Company are such that realizability of the net deferred tax asset is no longer more likely than not.

The net loss for the three months ended July 31, 2002 was $2,416,000, or $2.35 per share, compared to a net loss of $614,000, or $0.60 per share, for the same quarter of the prior year.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JULY 31, 2002
           COMPARED TO THE NINE MONTHS ENDED JULY 31, 2001

Total sales for the nine months ended July 31, 2002 were $33,991,000, a 12% increase from sales of $30,356,000 for the same period of the prior year. The increase consisted of a 2% increase in manufactured home sales and a 22% increase in recreational vehicle
(RV) sales. Sales increases in the RV division have been favorably impacted by improved marketing efforts and the introduction of an RV product that has been in high demand. In addition, this division's sales were favorably impacted by a wider range of product offerings and overall increase in the dealer base, partially offset by lower consumer confidence and the tenuous economy.
Sales of manufactured homes have also increased during the current period as a result of increased marketing efforts, revamped product offerings and an overall increase in the dealer base, partially offset by decreased availability of financing for the retail buyer and the high inventory of repossessed units on the market.

Cost of sales for the nine months ended July 31, 2002 was $31,907,000, an 8% increase from cost of sales of $29,512,000 for the same period of the prior year. This increase is due principally to the increase in sales attributed to both divisions.
Cost of sales as a percent of sales decreased 3% from 97% in the first nine months of fiscal 2001 to 94% in the same period of fiscal 2002. The resulting increase in gross profit margin compared to the first nine months of fiscal
2001 is chiefly attributed to sales of higher margin products, cost containments associated with the controls over recreational vehicle and manufactured homes production and improved absorption of fixed overhead costs brought about by higher production and sales volumes during the nine months ended July 31, 2002 as compared to the nine months ended July 31, 2001.

Selling, general and administrative expenses for the nine months ended July 31, 2002 decreased to 11% of sales in comparison to 15% of sales for the same period of the prior year. The selling, general and administrative dollars decreased 14%, or $625,000, from $4,397,000 for the nine months ended July 31, 2001 to $3,772,000 for the nine months ended July 31, 2002. This decrease is primarily due to internal cost reduction initiatives including a decrease in the number of sales personnel in the manufactured housing division.

Interest income decreased $208,000, or 86%, from $241,000 for the nine months ended July 31, 2001 to $33,000 for the nine months ended July 31, 2002. The decrease was due primarily to moderately lower interest rates and a decrease in average balances of invested funds compared to the same period of the prior year.

Interest expense increased $86,000, or 41%, from $210,000 for the nine months ended July 31, 2001 to $296,000 for the nine months ended July 31, 2002. This increase was primarily the result of an increase in average short-term borrowings in fiscal 2002, offset by moderately lower interest rates.

The provision for income taxes was $1,110,000 or 57% of the pre-tax loss for the nine months ended July 31, 2002 compared to a benefit for income taxes of $1,399,000 or 40% of the pre-tax loss for the nine months ended July 31, 2001. This increase in the provision in the current period is primarily the result of management's decision to record a 100% valuation allowance totaling $1,898,000 against its net deferred tax asset as a result of the determination that current negative prospects of the Company are such that realizability of the net deferred tax asset is no longer more likely than not.

The net loss for the nine months ended July 31, 2002 was $3,061,000, or $2.98 per share, compared to a net loss of $2,123,000, or $2.07 per share, for the same period of the prior year.



                           PART II

                       OTHER INFORMATION

Item 1.  Legal Proceedings.
On December 15, 1998, the Company was named as a defendant in a lawsuit filed by one of its former dealers. A jury awarded the plaintiff $370,000 plus accrued interest thereon in damages which was upheld by the Idaho Supreme Court in June 2002. In July 2002, the Company paid $458,000 to the plaintiff, which included accrued interest and attorney fees incurred by the plaintiff.

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

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.


Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibits. None

 (b) Form 8-K was not required to be filed during the quarter ended
     July 31, 2002.


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KIT Manufacturing Company

   Date: 9/20/02                   /s/ Dan Pocapalia
                                   Dan Pocapalia
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President
                                   (Principal Executive Officer)

   Date: 9/20/02                   /s/ Bruce K. Skinner
                                   Vice President and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)

                KIT Manufacturing Company
        SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION


I, Dan Pocapalia, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KIT
   Manufacturing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: 9/20/02                   /s/ Dan Pocapalia
                                   Dan Pocapalia
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President
                                   (Principal Executive Officer)

I, Bruce K. Skinner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of KIT
   Manufacturing Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   Date: 9/20/02                   /s/ Bruce K. Skinner
                                   Vice President and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)


               KIT Manufacturing Company
        SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-Q of KIT Manufacturing Company for the period ended July 31, 2002, I, Dan Pocapalia, Chairman of the Board, Chief Executive Officer, and President of KIT Manufacturing
Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended July 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended July 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of KIT Manufacturing Company.

Date: 9/20/02                   /s/ Dan Pocapalia
                                   Dan Pocapalia
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   President
                                   (Principal Executive Officer)


In connection with this quarterly report on Form 10-Q of KIT Manufacturing Company for the period ended July 31, 2002, I, Bruce K. Skinner, Vice President and Treasurer of KIT Manufacturing Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-Q for the period ended July 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-Q for the period ended July 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of KIT Manufacturing Company.

 Date: 9/20/02                   /s/ Bruce K. Skinner
                                   Vice President and Treasurer
                                   (Principal Financial and
                                    Accounting Officer)


















September 20, 2002

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C.  20549


Ladies and Gentlemen:

Attached is the EDGAR submission of Form 10-Q for KIT
Manufacturing Company for the fiscal quarter ended
July 31, 2002, as required by the Securities and Exchange Act of 1934.


Sincerely,

/s/Bruce K. Skinner

Bruce K. Skinner
Vice President & Treasurer

BKS/s
Enc.